Form 10-Q
period 2001-03-31
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2001-05-15
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission File Number 33-82034

INDIANTOWN COGENERATION, L.P.
(Exact name of co-registrant as specified in its charter)

               Delaware                                 52-1722490
               --------                                 ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

INDIANTOWN COGENERATION FUNDING CORPORATION
(Exact name of co-registrant as specified in its charter)

              Delaware                                  52-1889595
              --------                                  ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

7500 Old Georgetown Road, 13th Floor
 Bethesda, Maryland 20814-6161
(Registrants' address of principal executive offices)

(301)-280-6800
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No___

                          Indiantown Cogeneration, L.P.
                   Indiantown Cogeneration Funding Corporation

PART I   FINANCIAL INFORMATION                                        Page No.

Item 1 Financial Statements:
    Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and
        December 31, 2000..................................................1
    Consolidated Statements of Operations for the
           Three Months Ended March 31, 2001 (Unaudited) and
           March 31, 2000 (Unaudited)......................................3
    Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 (Unaudited) and March 31, 2000
           (Unaudited).....................................................4

    Notes to Consolidated Financial Statements (Unaudited) ................5

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................9

PART II OTHER INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

                          Indiantown Cogeneration, L.P
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000
                   ------------------------------------------

                                                                                 March 31,                December 31,
                            ASSETS                                                  2001                      2000
---------------------------------------------------------------            -----------------------    ---------------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                           $                607,029   $              821,955
     Accounts receivable-trade                                                         13,840,613               13,853,485
     Inventories                                                                          883,853                2,116,636
    Prepaids                                                                              717,728                  800,238
     Deposits                                                                              44,450                   44,450
    Investments held by Trustee, including restricted funds
        of $18,930,849 and $2,694,068, respectively
                                                                                       26,565,500                2,980,292
                                                                           -----------------------    ---------------------
               Total current assets                                                    42,659,173               20,617,056
                                                                           -----------------------    ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                  15,141,079               15,108,428

DEPOSITS                                                                                  162,372                  159,365

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                               8,582,363                8,582,363
     Electric and steam generating facilities                                         700,514,761              700,310,050
     Less accumulated depreciation                                                   (84,326,892)             (80,537,655)
                                                                           -----------------------    ---------------------
               Net property, plant and equipment                                     624,770,232              628,354,758
                                                                           -----------------------    ---------------------

FUEL RESERVE                                                                           1,883,454                  922,254

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $44,885,351 and $44,679,212, respectively
                                                                                      15,301,565               15,507,704
                                                                           -----------------------    ---------------------

               Total assets                                                $         699,917,875     $        680,669,565
                                                                           =======================    =====================

                           The accompanying notes are an integral part of these consolidated balance sheets.

                                                                        1

                         Indiantown Cogeneration, L. P.
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000
                   ------------------------------------------

                                                                       March 31,                   December 31,
LIABILITIES AND PARTNERS' CAPITAL                                         2001                        2000
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)

CURRENT LIABILITIES:
  Accrued payables/liabilities                                      $      10,342,785         $        9,325,173
  Accrued interest                                                         15,705,799                  2,370,686
  Current portion - First Mortgage Bonds                                   11,140,896                 11,140,896
  Current portion lease payable - railcars                                    337,666                    331,628
                                                                  ---------------------     ----------------------
              Total current liabilities                                    37,527,146                 23,168,383
                                                                  ---------------------     ----------------------

LONG TERM DEBT:
  First Mortgage Bonds                                                    443,567,969                443,567,969
  Tax Exempt Facility Revenue Bonds                                       125,010,000                125,010,000
  Lease payable - railcars                                                  3,856,823                  3,943,538
                                                                  ---------------------     ----------------------
             Total long term debt                                         572,434,792                572,521,507

                                                                  ---------------------     ----------------------
              Total liabilities                                           609,961,938                595,689,890
                                                                  ---------------------     ----------------------

PARTNERS' CAPITAL:
  Toyan Enterprises                                                        27,031,761                 25,536,395
  Palm Power Corporation                                                    8,995,593                  8,497,967
  Indiantown Project Investment Partnership                                17,946,209                 16,953,444
  Thaleia                                                                  35,982,374                 33,991,869
                                                                  ---------------------     ----------------------
                                                                  ---------------------     ----------------------
             Total partners' capital                                       89,955,937                 84,979,675
                                                                  ---------------------     ----------------------

             Total liabilities and partners' capital              $       699,917,875        $       680,669,565
                                                                  =====================     ======================

                           The accompanying notes are an integral part of these consolidated balance sheets.

                                                       2

                         Indiantown Cogeneration, L.P.
                     Consolidated Statements of Operations
          For the Three Months Ended March 31, 2001 and March 31, 2000
          ------------------------------------------------------------

                                                                 Three Months Ended            Three Months Ended
                                                                   March 31, 2001                March 31, 2000
                                                              -------------------------     -------------------------
Operating Revenues:                                                 (Unaudited)                 (Unaudited)
     Electric capacity and capacity bonus
        revenue                                                        $31,089,589                   $30,981,320
     Electric energy revenue                                            15,217,497                    13,105,749
     Steam revenue                                                         151,491                        19,171
                                                                       -----------                    ----------
         Total operating revenues                                       46,458,577                    44,106,240
                                                                       -----------                    ----------

Cost of Sales:
     Fuel and ash                                                       17,180,187                    13,446,313
     Operating and maintenance                                           3,940,460                     4,263,406
     Depreciation                                                        3,789,237                     3,785,291
                                                                        -----------                   ----------
         Total cost of sales                                            24,909,884                    21,495,010
                                                                        ----------                    ----------

Gross Profit                                                            21,548,693                    22,611,230
                                                                        ----------                    ----------

Other Operating Expenses:
     General and administrative                                          1,375,743                     1,261,212
     Insurance and taxes                                                 1,633,478                     1,501,719
                                                                         ---------                     ---------
         Total other operating expenses                                  3,009,221                     2,762,931
                                                                         ---------                     ---------

Operating Income                                                        18,539,472                    19,848,299
                                                                        ----------                    ----------

Non-Operating Income (Expenses):
     Interest expense                                                  (13,949,817)                  (14,453,537)
     Interest/Other income (expense)                                       386,606                       399,113
                                                                        -----------                  -----------
         Net non-operating expense                                     (13,563,211)                  (14,054,424)
                                                                      ------------                  ------------

Income before cumulative effect of
      change in accounting principle                                     4,976,261                     5,793,875
Cumulative effect of change in accounting principle                              -                       920,356
                                                                      -------------                    ---------

Net Income                                                              $4,976,262                    $6,714,231
                                                                      ============                    ==========

                      The accompanying notes are an integral part of these consolidated statements.

                                                       3

                         Indiantown Cogeneration, L.P.
                      ConsolidatedStatements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
               --------------------------------------------------

                                                                              Three Months              Three Months
                                                                                  Ended                     Ended
                                                                                March 31,                 March 31,
                                                                                  2001                      2000
                                                                           --------------------     ----------------------
                                                                               (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                        $         4,976,262       $        6,714,231
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                     3,995,376                3,991,437

                   Decrease (increase) in accounts receivable                           12,872                (302,259)
                   Decrease in inventories and fuel reserves                           271,583                  96,850
                   Decrease (increase) in deposits and prepaids                         79,503                (368,908)
                   Increase in accounts payable, accrued liabilities
                       and accrued interest                                         14,352,726              14,468,086
                   Decrease  in major maintenance
                       reserve                                                               -                (920,536)
                   Decrease in lease payable                                          (80,677)                 (75,058)
                                                                           --------------------     ----------------------
                           Net cash provided by operating activities               23,607,645               23,604,023
                                                                           --------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant and equipment                                (204,712)               (549,684)
            Increase in investment held by trustee                                (23,617,859)            (23,702,244)
                                                                           --------------------     ----------------------
                           Net cash used in investing activities                  (23,822,571)            (24,269,928)
                                                                           --------------------     ----------------------

    CHANGE IN CASH AND CASH EQUIVALENTS                                              (214,926)               (665,905)
    CASH and CASH EQUIVALENTS, beginning of year                                      821,955               2,416,997
                                                                           --------------------     ----------------------
    CASH and CASH EQUIVALENTS, end of period                               $          607,029       $       1,751,092
                                                                           ====================     ======================

                             The accompanying notes are an integral part of these consolidated statements.

                                                              4

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements
As of March 31, 2001
(Unaudited)

1.   ORGANIZATION AND BUSINESS:

       Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company ("FPL") and supplies steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility.

       The original general partners were Toyan Enterprises ("Toyan"), a California corporation and a wholly owned special purpose indirect subsidiary of PG&E National Energy Group, Inc. ("NEG, Inc.") and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner was TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering. ICL Funding has no separate operations and has only $100 in assets.

       In 1998, Toyan consummated transactions with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT, through a new partnership (Indiantown Project Investment, L.P. ("IPILP")) with Toyan, became a new general partner in the Partnership. Toyan is the sole general partner of IPILP. Prior to the PFT transaction, Toyan converted some of its general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. In addition, Bechtel Generating Company, Inc. ("Bechtel Generating") sold all of the stock of Palm to a wholly owned indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). Palm holds a 10% general partner interest in the Partnership.

       On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly-owned subsidiary of Palm and indirect wholly-owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20% limited partnership interest from TIFD and TIFD's membership on the Board of Control. On November 24, 1999, Thaleia purchased TIFD's remaining limited partner interest in the Partnership from TIFD.

       The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD, IPILP, and Thaleia (collectively, the "Partners") based on the following ownership percentages:

               As of              As of               As of             As of                  As of
               August 21,         October 20,         June 4,           September 20,          November 24,
               1998               1998                1999              1999                   1999
               ----               ----                ----              ----                   ----
Toyan          30.05%             30.05%              30.05%            30.05%                 30.05%
Palm           10%                10%*                10%*              10%*                   10%*
IPILP          19.95%**           19.95%**            19.95%**          19.95%**               19.95%**
TIFD           40%                40%                 20.1%             0.1%                   --
Thaleia        --                 --                  19.9%*            39.9%*                 40%*
*Now beneficially owned by Cogentrix.
** PFT's beneficial ownership in the Partnership through IPILP was equal to 10%
as of August 21, 21, 1998, and 15% as of November 23, 1998.

       The changes in ownership were the subject of notices of self-recertification of Qualifying Facility status filed by the Partnership with the Federal Energy Regulatory Commission on August 20, 1998, November 16, 1998, June 4, 1999, September 21, 1999, and November 24, 1999.

       All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines.

       The Partnership is managed by PG&E National Energy Group Company ("NEG"), formerly known as PG&E Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). NEG and PG&E OSC are general partnerships indirectly wholly owned NEG, Inc., an indirect wholly owned subsidiary of PG&E Corporation.

       PG&E Corporation is also the parent of Pacific Gas and Electric Company, the California utility. Because the California energy markets situation has caused financial difficulties for Pacific Gas and Electric Company, PG&E Corporation's credit ratings were downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings. In January 2001, certain corporate actions were taken to insulate the assets of NEG and its direct and indirect subsidiaries from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E Corporation. In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding. On April 6, 2001, Pacific Gas and Electric Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

       Management of NEG believes that NEG and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation or Pacific Gas and Electric Company in any insolvency or bankruptcy proceeding involving PG&E Corporation.

2.   FINANCIAL STATEMENTS:

       The consolidated balance sheet as of March 31, 2001, and the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

       The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

Investments Held by Trustee

       The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $2,500,000 is also held in long-term assets in the accompanying balance sheets.

Property, Plant and Equipment

       Property, plant and equipment, which consist primarily of the Facility, are recorded at actual cost. The Facility is depreciated on a straight-line basis over 35 years, with a residual value on the Facility approximating 25 percent of the gross Facility costs.

       Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from five to seven years). Routine maintenance and repairs are charged to expense as incurred.

New Accounting Pronouncement

       The Partnership adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Partnership to recognize all derivatives, as defined in the statements listed above, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Partnership has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. These derivatives are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus are not reflected on the balance sheet at fair value. The impact of adopting this standard did not have a material impact on the financial statements of the Partnership, since all contracts are exempt as normal purchases and sales, as currently defined.

       As of March 31, 2001, the Financial Accounting Standards Board ("FASB") had not resolved Derivatives Implementation Group ("DIG") Issue 14-3, dealing with a proposed electric industry normal purchases and sales exception for capacity sales transactions. The Partnership has assumed that the FASB will permit the use of this exception for capacity sales contracts that include the following characteristics:

•        It is probable at inception and throughout the term of the individual contract that the contract –
          if exercised by the holder – will not settle net, as defined in SFAS No. 133, and will result in physical delivery.
•        The electricity contract would not otherwise be considered an energy-trading contract under the EITF Issue No. 98-10.
•        The contract meets all other applicable normal purchases and sales exceptions pursuant to paragraph 10(b) of SFAS No. 133.

              The capacity sales contract currently held by the Partnership meets the above criteria and is therefore subject to the FASB's final decision that is expected in mid-2001. Pending the FASB's final decision, the Partnership assumes that these contracts will be exempt from derivative accounting treatment under the normal purchases and sales exemption.

3.    DEPOSITS:

       In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of March 31, 2001 and December 31, 2000, estimated present value of this deposit was $162,372 and $159,365, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

       The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of March 31, 2001, the Partnership had approximately $624.8 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the three months ended March 31, 2001, the Partnership had total operating revenues of approximately $46.5 million, total operating costs of approximately $27.9 million, and total net interest expenses of approximately $13.6 million, resulting in net income of approximately $5.0 million.

       The Partnership is engaged in litigation with FPL, the Partnership's primary source of revenue. Under certain circumstances, an adverse ruling in the litigation could have a material adverse effect on the Partnership's business and financial condition. Please see Part II Item 1, Legal Proceedings, for a description of the litigation. The Partnership's fuel supplier is in bankruptcy. Please see Part II, Item 5, Other Information, for a description of the bankruptcy and the Partnership's actions in respect of the bankruptcy.

       The Partnership has obtained all material environmental permits and approvals required as of March 31, 2001, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

       The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

Results of Operations

       For the three months ending March 31, 2001 and 2000, the Facility achieved an average Capacity Billing Factor of 98.60% and 100.01%, respectively. For the three months ended March 31, 2001 and 2000, respectively, this resulted in earning monthly capacity payments aggregating $28.3 million and $28.2 million and bonuses aggregating $2.8 million in each period. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the three months ended March 31, 2001, the Facility was dispatched by FPL and generated 639,457 megawatt-hours compared to 571,896 megawatt-hours during the same period in 2000. The increase was due to higher oil and gas prices incurred by FPL during the first quarter to generate energy from its facilities. The monthly dispatch rate for the first three months of 2001 ranged from 89% to 90%, as compared to a range of 73% to 87% for the corresponding period in 2000.

          Net income for the three months ended March 31, 2001, was approximately $5.0 million compared to the net income of approximately $6.7 million for the corresponding period in the prior year. The $1.7 million decrease is primarily attributable to an increase in administrative costs of $0.2 million associated with the FPL litigation, an increase in net energy costs of $1.6 million primarily due to natural gas usage and ash disposal, and an expense reversal of $0.9 million made in 2000 for a cumulative change in accounting principle relating to major maintenance costs. This is offset by a decrease in net non-operating costs of $0.5 million, a decrease in operating and maintenance costs of $0.3 million, and an increase of steam revenue of $0.2 million.

Electric Energy Revenues
------------------------

                                                       For the three months ended
                                                  March 31, 2001       March 31, 2000
                                                  --------------       --------------

Revenues                                          $ 46.5 million       $ 44.1 million
KWhs                                                      639.5               571.9
Average Capacity Billing Factor                           98.63%             100.01%
Average Dispatch Rate                                     89.71%              80.45%

         For the three months ended March 31, 2001, the Partnership had total operating revenues of approximately $46.5 million as compared to $44.1 million for the corresponding period in the prior year. The $2.4 million increase in operating revenue is primarily due to higher energy revenue resulting from higher dispatch by FPL.

         Costs of revenues for the three months ended March 31, 2001, were approximately $24.9 million on sales of 639,457 MWhs as compared to $21.5 million on sales of 571,896 MWhs for the corresponding period in the prior year. This increase is primarily a result of higher fuel and ash costs of $3.7 million resulting from higher dispatch and the higher cost of fuel in the first quarter of 2001.

         Total other operating expenses for the three months ended March 31, 2001, were approximately $3.0 million compared to the $2.8 million of total other operating expenses for the corresponding period in the prior year. The $0.2 million increase is due primarily to higher general and administrative expenses for legal expenses for the FPL litigation and an increase in insurance premiums.

         Net interest expense for the three months ended March 31, 2001, were approximately $13.6 million compared to $14.0 million for the same period in the prior year. June and December 2000 payments on Series A-9 of the first mortgage bonds decreased interest expense by approximately $500,000.

Liquidity and Capital Resources

         On November 22, 1994 the Partnership and ICL Funding issued first mortgage bonds in an aggregate principal amount of $505 million (the "First Mortgage Bonds"), $236.6 million of which bear an average interest rate of 9.26% and $268.4 million of which bear an interest rate of 9.77%. Concurrently with the Partnership's issuance of its First Mortgage Bonds, the Martin County Industrial Development Authority issued $113 million of Industrial Development Refunding Revenue Bonds (Series 1994A) which bear an interest rate of 7.875% (the "1994A Tax Exempt Bonds"). A second series of tax exempt bonds (Series 1994B) in the approximate amount of $12 million, which bear an interest rate of 8.05%, were issued by the Martin County Industrial Development Authority on December 20, 1994 (the "1994B Tax Exempt Bonds" and, together with the 1994A Tax Exempt Bonds, the "1994 Tax Exempt Bonds"). The First Mortgage Bonds and the 1994 Tax Exempt Bonds are hereinafter collectively referred to as the "Bonds."

         Certain proceeds from the issuance of the First Mortgage Bonds were used to repay $421 million of the Partnership's indebtedness and financing fees and expenses incurred in connection with the development and construction of the Facility and the balance of the proceeds were deposited in various restricted funds that are being administered by an independent disbursement agent pursuant to trust indentures and a disbursement agreement. Funds administered by such disbursement agent are invested in specified investments. These funds together with other funds available to the Partnership were being used: (i) to finance completion of construction, testing, and initial operation of the Facility; (ii) to finance construction interest and contingency; and (iii) to provide for initial working capital.

         The proceeds of the 1994 Tax Exempt Bonds were used to refund $113 million principal amount of Industrial Development Revenue Bonds (Series 1992A and Series 1992B) previously issued by the Martin County Industrial Development Authority for the benefit of the Partnership, and to fund, in part, a debt service reserve account for the benefit of the holders of its tax-exempt bonds and to complete construction of certain portions of the Facility.

         The Partnership's total borrowings from inception through March 31, 2001 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of March 31, 2001, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

Series            Aggregate Principal Amount            Date Matured and Paid
------            --------------------------            ---------------------

A-1                       $4,397,000                       June 15, 1996
A-2                        4,398,000                       December 15, 1996
A-3                        4,850,000                       June 15, 1997
A-4                        4,851,000                       December 15, 1997

                                       11

A-5                        5,132,000                       June 15, 1998
A-6                        5,133,000                       December 15, 1998
A-7                        4,998,000                       June 15, 1999
A-8                        4,999,000                       December 15, 1999**

**Note the A-9 Series does not fully mature until December 15, 2010.

         The weighted average interest rate paid by the Partnership on its debt for the three months ended March 31, 2001 and 2000, was 9.197% and 9.204%, respectively.

         The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of March 31, 2001, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In 1996, Credit Suisse merged with First Boston and is now known as Credit Suisse First Boston.

         The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris ("BNP") pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of March 31, 2001, no drawings have been made on the debt service reserve letter of credit. In April 2000, BNP merged with Banque Paribas and is now known as BNP Paribas.

         In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse First Boston dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. During the three months ended March 31, 2001, working capital loans were made under the working capital facility. All working capital loans were repaid.

PART II
OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS

Dispute with FPL

         On March 19, 1999, the Partnership filed a complaint against FPL in the United States District Court for the Middle District of Florida. The lawsuit stems from a course of action pursued by FPL beginning in the Spring of 1997, in which FPL purported to exercise its dispatch and control rights under the Power Purchase Agreement in a manner which the Partnership believes violated the terms of the power sales agreement. In its complaint, the Partnership charges that such conduct was deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

         The complaint alleges that FPL took the position that if the Facility is off-line for any reason, then FPL is under no obligation to allow the Facility to reconnect to FPL's system. The original complaint asserted, however, that the Partnership specifically and successfully negotiated for a contractual right to operate the Facility up to 100 MW ("Minimum Load") in order to enable it to cogenerate sufficient steam to maintain its Qualifying Facility status. While FPL has not disputed that the Partnership may maintain Minimum Load operations if the Facility is delivering power when FPL requests the Partnership to decommit the Facility, the complaint states that FPL has claimed absolute discretion to deny the Partnership permission to reconnect the Facility with FPL's system.

         Since the loss of Qualifying Facility status may result in an event of default under the Power Purchase Agreement, the Partnership took action to address this matter.

         The complaint asserted causes of action for (i) FPL's breach of the Power Purchase Agreement, (ii) FPL's anticipatory repudiation of the Power Purchase Agreement, (iii) breach of the implied covenant of good faith, fair dealing and commercial reasonableness and (iv) a declaratory judgment by the court of the rights of the parties under the Power Purchase Agreement. The Partnership seeks (a) a declaratory ruling that FPL's actions constitute a breach of the terms of the Power Purchase Agreement and that the Partnership has the absolute right to operate the Facility at Minimum Load (except for reasons of safety or system security) at the rates provided for in the Power Purchase Agreement, (b) injunctive relief preventing FPL from further violating the Power Purchase Agreement, (c) compensatory damages and (d) other relief as the court may deem appropriate.

         On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On the same day, FPL also filed an answer to the counts that were not challenged in the motion to dismiss. On April 23, 1999, FPL filed answer to the counts, which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint that was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL moved to dismiss the entire amended complaint and the Partnership filed its opposition papers August 2, 1999. The Court granted FPL's motion to dismiss only with respect to the first count of the complaint. The Partnership has amended its complaint on March 21, 2000 to address issues raised by the Court in its decision to dismiss this count. FPL was expected to file a new motion to dismiss the amended complaint.

         This summary of the Partnership's complaint against FPL is qualified in its entirety by the complaint, which was filed with the court in docket 99-317-CIV-ORL-19C. This summary does not, nor does it purport to, include all of the material statements and claims made in the complaint, and has been provided solely for the reader's convenience. This summary is not intended to be relied upon for any purpose without reference to the complaint.

         On December 19, 2000, FPL and the Partnership participated in a mediation conference with respect to the pending litigations described herein. As a result of this conference, FPL and the Partnership executed two Settlement Agreements intended to resolve all pending litigation. Only the Settlement Agreement for the pending federal court litigation requires amendment of the power sales agreement. The amendment must be approved by the Florida Public Service Commission, and certain conditions set forth in the Indenture for the Bonds, including confirmation of the Bonds' investment grade rating, must be met for it to become effective.

         An outline of the business terms set forth in this Settlement Agreement provides that if the Facility is off-line for any reason, the Partnership shall have the right, upon up to 6 hours notice and subject only to safety and system reliability issues, to reconnect to FPL's system and produce up to 100 MW. The Settlement Agreement provides that if this occurs when FPL has decommitted the Facility, the Partnership will be paid FPL's actual "as available" energy rates for the first 360 of such hours each year (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the production or purchase of energy from the Facility and other sources). If fewer than 360 hours are used in any year, FPL may carry the balance forward, not to exceed a total of 1440 hours in any year. If the hours accumulated exercising this reconnection right exceed FPL's balance, the Partnership will be paid for energy produced during those hours at the energy rates set forth under the power sales agreement.

         Management of the Partnership believes that this resolution provides the Partnership with the flexibility it requires to maintain its Qualifying Facility status without materially adversely affecting the Project.

         On December 12, 2000, FPL filed a complaint against the Partnership in the Circuit Court of the 19th Judicial District in and for Martin County, Florida. In its complaint, FPL alleged that the Partnership breached the power sales agreement by failing to include certain payments from its coal supplier and its coal transporter in the Partnership's calculation of its fuel costs which are included in the calculation of the actual energy costs under the power sales agreement. The power sales agreement requires a sharing of actual energy costs between FPL and the Partnership to the extent the actual costs differ (either upward or downward) from a formula contained in the agreement. FPL sought unspecified damages and declaratory relief including a finding that the Partnership breached the power sales agreement. The Settlement Agreement provides that the Partnership will include in future calculations of its fuel costs all costs, credits, rebates, discounts, and allowances/concessions from all past, current or future vendors of fuel, ash, lime, and fuel transportation subject to execution of a definitive agreement embodying the terms of this Settlement Agreement. The Partnership will make a one time payment of $800,000 to FPL as settlement for disputed amounts under fuel audits performed for calendar years 1997 and 1998.

Item 5     OTHER INFORMATION

Coal Supplier Bankruptcy

         As previously reported, on April 6, 2001, Lodestar Holdings, Inc. ("LHI"), the parent company of the Partnership's coal supplier, Lodestar Energy, Inc. ("LEI") announced that on March 30, 2001, certain holders of a substantial majority of LHI's senior notes filed an involuntary bankruptcy petition (the "Involuntary Petition") against LHI in the U.S. Bankruptcy Court in Lexington, Kentucky (the "Bankruptcy Court").

         On April 26, 2001, LEI and LHI consented to the entry of an order for relief as requested in the Involuntary Petition under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On April 27, 2001, an order for such relief was entered by the Bankruptcy Court with respect to both LHI and LEI. LHI and LEI expect to continue operating their business as "debtors in possession."

         The Partnership has a coal purchase agreement (the "Coal Purchase Agreement") with LEI pursuant to which LEI supplies all of the coal needs of the Partnership's 330 megawatt (net) pulverized coal-fired cogeneration facility and disposes of ash produced at that facility. In the event that LEI were to default under the Coal Purchase Agreement or reject the agreement under Section 365 of the Bankruptcy Code, the Partnership may not be able to find alternative sources of coal and options for ash disposal on favorable or commercially acceptable terms.

         If it becomes necessary to secure alternative sources of coal and options for ash disposal, the Partnership may not be able to obtain such alternative sources of coal or ash disposal on commercially reasonable terms. If the Partnership is unable to obtain such alternative coal or ash disposal services or there is a delay in obtaining them, the Partnership may experience significant business interruption. If the Partnership can obtain such alternative sources of coal or ash disposal only on commercially adverse terms, the Partnership may experience increased fuel costs and waste handling expenses. Any such interruption or increased costs or expenses could have a material adverse impact on the Partnership's financial condition.

         Other than with respect to developments that may have a material impact on the Partnership or its business operations, the Partnership is under no obligation nor does it intend to continuously provide updates of the LEI bankruptcy proceedings. However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.

Governmental Approvals

         The Partnership has obtained all material environmental permits and approvals required, as of March 31, 2001, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

         On December 22, 1999, the Partnership submitted to the Florida Department of Environmental Protection ("DEP") a request for amendments to the Site Certification and an application for modifications of the Site Certificate. The amendments to the Site Certification are being provided to inform DEP of certain changes to the Facility's design and operation. The requests will not require changes to the Conditions of Certification for the Facility and do not involve significant environmental impacts that would require new environmental permits or approvals. Also submitted was an application for modifications of the Site Certificate, which describes other proposed changes to the Facility design and operations. The modifications will require changes to the Conditions of Certification. The requests include modifications to allow the additions of a carbon dioxide plant and clarifications of the operation of the auxilliary boiler related to operation rules. DEP approved these site certification changes on April 20, 2000.

         The DEP has proposed to modify the conditions of the Site Certification to allow emergency discharge of cooling water and process water to conform to NPDES Permit Number FL0183750, which was issued on January 19, 2000.

         On November 10, 2000 the Partnership submitted to the DEP an application for modifications to the Site Certificate. The proposed modifications include a requested increase of the groundwater withdrawal, clarification of authority to allow emergency water withdrawals, changes to groundwater monitoring requirements and programs, and changing the address of the facility. On March 14, 2001 DEP approved and issued a final order modifying the Conditions of Certification related to South Florida Management District ("SFWMD") authority to authorize withdrawals of ground or surface water and a modification for storage pond elevation changes. The remaining modifications remain under review with DEP.

Debt Service Reserve Account

         As permitted by the Partnership's financing arrangements, on August 19, 1998, the Partnership requested that the balance in the Debt Service Reserve Account be reduced to the Debt Service Reserve Account Required Balance by reducing the Debt Service Reserve Letter of Credit. On January 11, 1999, the reduction was approved. The Debt Service Reserve Account now contains the $29,609,840 Debt Service Reserve Letter of Credit and $12,501,000 of cash (available only as a debt service reserve for the Tax Exempt Bonds).

Item 6      EXHIBITS AND REPORTS ON FORM 8-K

           a)      Reports on Form 8-K:

The Partnership filed a current report on Form 8-K on April 16, 2001, announcing Lodestar's bankruptcy.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INDIANTOWN COGENERATION, L.P.
                                   (Co-Registrant)

Date:  May 14, 2001                /s/John R. Cooper
                                   _______________________________
                                   John R. Cooper
                                   Vice President and
                                   Chief Financial Officer

                                   INDIANTOWN COGENERATION FUNDING
                                   CORPORATION
                                   (Co-Registrant)

Date:  May 14, 2001                 /s/John R. Cooper
                                    ______________________________
                                    John R. Cooper
                                    Vice President and
                                    Chief Financial Officer

                                       18