Form 10-Q
period 1999-06-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2001-08-13
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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

(301)-718-6800
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I  FINANCIAL INFORMATION                                   Page No.

Item 1  Financial Statements:
        Consolidated Balance Sheets as of
          June 30, 1999 (Unaudited) and December 31, 1998...........1
        Consolidated Statements of Operations for the
             Six Months Ended June 30, 1999 (Unaudited)
             and June 30, 1998 (Unaudited)..........................3
        Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999
            (Unaudited) and June 30, 1998 (Unaudited)...............4

        Notes to Consolidated Financial Statements (Unaudited) .....5

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations............8

PART II OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of June 30, 1999 and December 31, 1998

                                                                                June 30,                  December 31,
                           ASSETS                                                 1999                        1998
--------------------------------------------------------------             -------------------        ---------------------
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $        2,019,791         $          2,419,089
     Accounts receivable-trade                                                     13,611,924                   12,369,594
     Inventories                                                                    1,182,230                      940,125
    Prepaids                                                                        1,130,022                      736,700
     Deposits                                                                          44,000                       44,000
    Investments held by Trustee, including restricted funds
        of $2,701,160 and $2,718,549, respectively                                  3,137,753                    2,770,774
                                                                           ------------------        ---------------------
               Total current assets                                                21,125,720                   19,280,282

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                              14,065,700                   14,001,428

DEPOSITS                                                                               75,000                       75,000

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                           8,582,363                    8,582,363
     Electric and steam generating facilities                                     697,049,583                  695,929,380
     Less accumulated depreciation                                               (58,005,530)                 (50,323,285)
                                                                           -------------------       ---------------------
               Net property, plant & equipment                                    647,626,416                  654,188,458

FUEL RESERVE                                                                        1,062,459                    3,428,403

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $43,439,465 and $43,020,796, respectively
                                                                                   16,747,451                   17,166,120
                                                                           ------------------         --------------------
               Total assets                                                     $ 700,702,746                 $708,139,691
                                                                           ===================        =====================

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of June 30, 1999 and December 31, 1998

                                                                        June 30,              December 31,
LIABILITIES AND PARTNERS' CAPITAL                                         1999                       1998
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
     Accrued payables/liabilities                                  $        10,065,300      $    7,405,610
     Accrued interest                                                        2,284,576           2,302,048
     Current portion - First Mortgage Bonds                                 10,765,567           9,997,000
     Current portion lease payable - railcars                                  297,597             287,048
                                                                  ---------------------     ----------------------
               Total current liabilities                                    23,413,040          19,991,706

LONG TERM DEBT:
     First Mortgage Bonds                                                  460,475,433          466,242,000
     Tax Exempt Facility Revenue Bonds                                     125,010,000          125,010,000
     Lease payable - railcars                                                4,432,216            4,583,699
                                                                  ---------------------     ----------------------
               Total long term debt                                        589,917,649          595,835,699

      Reserve-Major Maintenance                                                716,146          511,756
                                                                  ---------------------     ----------------------
               Total liabilities                                           614,046,835          616,339,161
                                                                  ---------------------     ----------------------

PARTNERS' CAPITAL:
    Toyan Enterprises                                                       26,040,103           27,586,061
    Palm Power Corporation                                                   8,665,590            9,180,052
    TIFD III-Y, Inc.                                                        17,417,838           36,720,212
     Indiantown Project Investment Partnership                              17,287,854           18,314,205
     Thaleia, LLC                                                           17,244,526                          0

                                                                  ---------------------     ----------------------
               Total partners' capital                                      86,655,911           91,800,530
                                                                  ---------------------     ----------------------

               Total liabilities and partners'
               capital                                                    $700,702,746         $708,139,691
                                                                  =====================     ======================

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Six Months Ended June 30, 1999 and June 30, 1998

                                                                     Six Months                    Six Months
                                                                        Ended                         Ended
                                                                   June 30, 1999                 June 30, 1998
                                                              -------------------------     -------------------------
Operating Revenues:                                                 (Unaudited)                    (Unaudited)
     Electric capacity and capacity bonus revenue

                                                                       $61,792,499                   $61,709,982
     Electric energy revenue                                            14,354,858                    16,793,931
     Steam revenue                                                          61,026                       106,143
                                                                        ----------                    ----------
         Total operating revenues                                       76,208,383                    78,610,056
                                                                        ----------                    ----------

Cost of Sales:

     Fuel and ash                                                       14,865,879                    17,938,553
     Operating and maintenance                                           8,725,799                     8,815,208
     Depreciation                                                        7,682,245                     7,548,096
                                                                         ---------                     ---------
         Total cost of sales                                            31,273,923                    34,301,857
                                                                        ----------                    ----------

Gross Profit                                                            44,934,460                    44,308,199
                                                                        ----------                    ----------

Other Operating Expenses:

     General and administrative                                          2,076,805                     1,405,670
     Insurance and taxes                                                 3,316,904                     3,361,234
                                                                         ---------                     ---------
         Total other operating expenses                                  5,393,709                     4,766,904
                                                                         ---------                     ---------

Operating Income                                                        39,540,751                    39,541,295
                                                                        ----------                    ----------

Non-Operating Income (Expenses):

     Interest/Other expense                                           (28,847,362)                  (29,604,677)
     Interest/Other income                                                 931,992                     1,258,258
                                                                      ------------                  ------------
         Net non-operating expense                                    (27,915,370)                  (28,346,419)
                                                                      ------------                  ------------

Net Income                                                             $11,625,381                   $11,194,876
                                                                       ===========                   ===========

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998

                                                                                        Six Months                Six Months
                                                                                           Ended                     Ended
                                                                                         June 30,                  June 30,
                                                                                           1999                      1998
                                                                                    --------------------     ----------------------
                                                                                       (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $        11,625,381      $          11,194,876
         Adjustments to reconcile net income to net
            Cash provided by operating activities:
               Depreciation and amortization                                                  8,100,914                  7,839,403
               Increase in accounts receivable                                              (1,242,330)                   (48,215)
               Decrease in inventories and fuel reserves                                      2,123,839                    124,693
               (Increase) Decrease in deposits and prepaids                                   (393,322)                    299,522
                Increase in accounts payable, accrued liabilities and accrued
             interest                                                                         2,642,218                  1,644,742
               Increase in major maintenance reserve                                            204,390                     90,905
               (Decrease) in lease payable                                                    (140,934)                  (131,120)
                                                                                    --------------------     ----------------------
                       Net cash provided by operating activities                             22,920,156                 21,014,806
                                                                                    --------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant & equipment                                             (1,120,205)                  (443,690)
       (Increase)Decrease in investment held by trustee                                       (431,251)                 10,205,092
                                                                                    --------------------     ----------------------
                       Net cash (used in) provided by investing activities                  (1,551,454)                  9,761,402
                                                                                    --------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment of bonds                                                                  (4,998,000)                (5,132,000)
         Capital distributions                                                             (16,770,000)               (26,480,000)
                                                                                    --------------------     ----------------------
                       Net cash used in financing activities                               (21,768,000)               (31,612,000)
                                                                                    --------------------     ----------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                           (399,298)                  (835,792)
CASH and CASH EQUIVALENTS, beginning of year                                                  2,419,089                  3,234,379
                                                                                    --------------------     ----------------------
CASH and CASH EQUIVALENTS, end of period                                           $          2,019,791       $          2,398,587
                                                                                     ===================     ======================

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements
As of June 30,1999
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

          The original general partners were Toyan Enterprises ("Toyan"), a California corporation and a wholly-owned special purpose indirect subsidiary of PG&E Generating Company, LLC (formerly known as U.S. Generating Company, LLC), and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner was TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering.

          In 1998, Toyan consummated transactions with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT, through a new partnership (Indiantown Project Investment, L.P. ("IPILP")) with Toyan, became a new general partner in the Partnership. Toyan is the sole general partner of IPILP. Prior to the PFT transaction, Toyan converted some of its general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. In addition, Bechtel Generating Company, Inc. ("Bechtel Generating"), sold all of the stock of Palm to a wholly owned indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). Palm holds a 10% general partner interest in the Partnership.

          On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly-owned subsidiary of Palm and indirect wholly-owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. TIFD has retained the remaining 20.1% limited partner interest and its membership on the Board of Control. Thaleia has agreed, subject to certain conditions precedent and certain termination rights of both Thaleia and TIFD, to purchase TIFD's remaining limited partner interest in the Partnership from TIFD, including TIFD's membership on the Board of Control.

          The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and, if applicable, IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                    As of               As of         As of            As of
                September 20,        August 21,    October 20,        June 4,
                    1997                1998          1998             1999
                    ----                ----          ----             ----
   Toyan            50%               30.05%        30.05%            30.05%
   Palm             10%                  10%          10%*              10%*
   IPILP            --                19.95%**      19.95%**          19.95%**
   TIFD             40%                  40%           40%             20.1%
   Thaleia          --                   --            --              19.9%*

*     Beneficially owned by Cogentrix.
**   PFT's beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23, 1998.

          The changes in ownership were the subject of notices of self-recertification of Qualifying Facility status filed by the Partnership with the Federal Energy Regulatory Commission on August 20, 1998, November 16, 1998, and June 4, 1999.

          The Partnership is unable to predict the likelihood that the pending Thaleia-TIFD sale will be consummated.

          All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines.

          The Partnership is managed by PG&E Generating Company ("PG&E Gen"), formerly known as U.S. Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by U.S. Operating Services Company ("USOSC), pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). PG&E Gen and USOSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel Enterprises, Inc. On September 19, 1997, PG&E Gen and USOSC each separately redeemed Bechtel Enterprises, Inc.'s interests in PG&E Gen and USOSC so that PG&E Generating Company, LLC now indirectly owns all of the interests in PG&E; Gen and USOSC. This will not affect PG&E Gen's obligations under the MSA or USOSC's obligations under the O&M Agreement. Also on September 19, 1997, Toyan purchased 16.67% of Palm's interest in the Partnership, which represents a 2% ownership in the Partnership.

          The Partnership was in the development stage through December 21, 1995 and commenced commercial operations on December 22, 1995 (the "Commercial Operation Date"). The original partners contributed, pursuant to an equity commitment agreement, approximately $140,000,000 of equity when commercial operation of the Facility commenced in December 1995. The Partnership's continued existence is dependent on the ability of the Partnership to sustain successful operations. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value.

2.   FINANCIAL STATEMENTS:

          The consolidated balance sheets as of June 30, 1999, and the consolidated statements of operations and cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998.

          The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

Investments Held by Trustee

          The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $1.5 million is also held in long term assets in the accompanying balance sheets.

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

3.   DEPOSITS:

          In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. In January 1998, the Partnership received a refund of funds in excess of the required deposit as security for the first year maintenance as set forth in the contract between the Partnership and Martin County. The remaining deposit in the amount of $39,804 was included in current assets in the consolidated balance sheet as of December 31, 1997. These funds were returned in September 1998 when the Partnership submitted a surety bond for the refund amount. In July 1999, Martin County Growth Management Environmental Division authorized release of the funds securing the landscaping.

          In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of June 30, 1999 and December 31, 1998, estimated present values of this deposit was $75,000. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of June 30, 1999, the Partnership had approximately $648 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the six months ended June 30, 1999, the Partnership had total operating revenues of approximately $76.2 million, total operating costs of $36.7 million, and total net interest expenses of approximately $27.9 million resulting in net income of approximately $11.6 million.

          The Partnership is engaged in litigation with FPL, the Partnership's primary source of revenue. Under certain circumstances, an adverse ruling in the litigation could have a material adverse effect on the Partnership's business and financial condition. Please see Part II, Item 1, Legal Proceedings, for a description of the litigation, and Part II, Item 5, Other Information, for a description of the Partnership's options to mitigate the risk posed by an adverse ruling in such litigation.

          The Partnership has obtained all material environmental permits and approvals required as of June 30, 1999, for the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

          The Partnership timely filed its application for a Title V air permit on May 24, 1996. A final draft permit was issued by the Florida Department of Environmental Protection for comments by the Federal Environmental Protection Agency ("EPA"). The EPA has responded with questions to which the Partnership is preparing answers. Based upon the extent of EPA's inquiries, the Partnership does not anticipate difficulties in obtaining a final Title V air permit.

Results of Operations

          For the six months ending June 30, 1999 and 1998, the Facility achieved an average Capacity Billing Factor of 100.94% and 101.17% respectively. This resulted in earning monthly capacity payments aggregating $56.2 million and $56.1 million and bonuses aggregating $5.6 million for each of the six months ended June 30, 1999 and 1998, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the six months ended June 30, 1999 the Facility was dispatched by FPL and generated 616,585 megawatt-hours compared to 707,874 megawatt-hours during the same period in 1998. The decrease was primarily due to mild winter weather and the refusal of FPL to reconnect the Facility to the distribution grid for nineteen days in March 1999 (see Legal Proceedings below). The monthly dispatch rate for the first six months of 1999 ranged from 18% to 67% as compared to a range of 35% to 74% for the corresponding period in 1998.

          Net income for the six months ended June 30,1999, was approximately $11.6 million compared to the net income of approximately $11.2 million for the corresponding period in the prior year. The $0.4 million increase is primarily attributable to lower operations and maintenance costs of $0.8 million due to lower routine maintenance and material costs and fewer spare parts purchases and lower net interest expense of $0.3 million. This is offset by higher general and administrative and other operating costs of $0.7 million for addressing the year 2000 system issues, for operations support, and for legal fees for the FPL litigation.

Electric Energy Revenues

                                                  For the six months ended

                                           June 30, 1999        June 30, 1998
                                           -------------        -------------

Revenues                                   $76.2 million        $78.6 million
KWhs                                       616.5                707.9
Average Capacity Billing Factor            100.94%              101.17%
Average Dispatch Rate                       43.15%               53.6%

          For the six months ended June 30, 1999, the Partnership had total operating revenues of approximately $76.2 million as compared to $78.6 million for the corresponding period in the prior year. The $2.4 million decrease in operating revenue is primarily due to lower energy revenue resulting from lower dispatch by FPL because of mild winter weather and FPL's refusal to reconnect the facility in March (see Legal Proceedings below).

          Costs of revenues for the six months ended June 30, 1999, were approximately $31.3 million on sales of 616,585 MWhs as compared to $34.3 million on sales of 707,874 MWhs for the corresponding period in the prior year. This decrease is largely attributable to a $3.0 million decrease in fuel as a result of lower dispatch and decrease in ash disposal costs resulting from savings on the ash disposal agreement.

          Total other operating expenses for the six months ended June 30, 1999, were approximately $5.4 million compared to the $4.8 million of total other operating expenses for the corresponding period in the prior year. The $0.6 million increase is due to higher general and administrative expenses to address the year 2000 system issues and additional corporate support from operations, and legal expenses for the FPL litigation.

          Net interest expense for the six months ended June 30, 1999, was approximately $27.9 million compared to $28.3 million of net interest expense for the same period in the prior year. The $0.4 million decrease was caused by a decrease in interest expense due to the maturity of Series A-5 and Series A-6 of the First Mortgage Bonds and from lower fees resulting from the reduction in the debt service letter of credit.

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

          The Partnership's total borrowings from inception through June 1999 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of March 31, 1999, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

The weighted average interest rate paid by the Partnership on its debt for the six months ended June 30, 1999 and 1998, was 9.167% and 9.176%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of June 30, 1999, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of June 30, 1999, no drawings have been made on the debt service reserve letter of credit.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. As of June 30, 1999, ten working capital loans had been made to the Partnership under the working capital loan facility. All working capital loans were repaid.

Year 2000

          The Partnership is, with the assistance of USOSC and PG&E Gen, conducting a review of its computer systems to identify, test where necessary, and remediate the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has inventoried those systems which it reasonably believes may be adversely affected and prioritized them based on the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam.

          To date, the Partnership has inventoried ninety-one potentially affected systems, of which forty-eight have been classified as having the highest priority based upon likelihood and extent of impact. This highest priority classification is often referred to as "mission critical." Among these priority systems is the Facility's Distributed Control System ("DCS"), which is the primary computerized control system for the Facility. The manufacturer of the Facility's DCS is Westinghouse Electric Corporation ("Westinghouse"). Westinghouse visited the Facility to determine what remediation would be required for the DCS to be insulated from disruptions due to the year 2000 and installed hardware and software code as required to address the year 2000 issue.

On October 17, 1998, the Partnership conducted a year 2000 test on the DCS by, among other things, manually resetting the internal calendar to experience the transition from December 31, 1999 to January 1, 2000. The DCS handled this simulated transition with no significant interruptions in power production or ordinary operation. Other highest priority systems that demonstrated year 2000 issues during testing have been remediated including the HART communicators and the Continuous Emissions Monitoring System. In addition, the Partnership is utilizing a network test environment developed by the Partnership with support from PG&E Gen to test other information technology systems. This testing is conducted on an integrated and unit basis. The integrated system test is intended to replicate the Partnership’s typical business processes. The unit tests supplement the integrated test to evaluate remaining functions which were not part of the integrated test. The Partnership has either retired or upgraded all of its computer servers and the computer for the Turbine Vibration Analysis System has been replaced. Additionally, telephone system was successfully tested.

          Through June 30, 1999, the Partnership spent approximately $415,449 on year 2000 related projects. The Partnership currently estimates that the completion of its year 2000 efforts will cost approximately $425,000 (including amounts spent to date), encompassing remediation and replacement of equipment (including the DCS described above), the performance of Facility testing, communication with and evaluation of third party readiness and the development of required contingency plans. This estimate is based solely upon information currently available to the Partnership and may be revised as more information becomes available. The Partnership has no employees and has been utilizing employees of PG&E Gen provided pursuant to the MSA. The Partnership does not separately track the costs for year 2000 work by PG&E Gen employees and independent consultants provided pursuant to the MSA. Such costs are principally the related payroll costs for PG&E Gen employees and the costs of payments under independent consulting constracts by PG&E Gen, which are charged to the Partnership under the MSA.

          In addition, the Partnership recognizes that it is dependent upon numerous third parties in the conduct of its business. A significant interruption in services or resources provided by such third parties could have material adverse financial consequences on the Partnership. These third parties include those supplying fuel and other operating supplies, as well as FPL and its ability to continue to accept the output of the Facility. Therefore, the Partnership has sent out 187 inquiries to vendors, suppliers, customers and other businesses seeking information on the status of such companies' equipment and year 2000 remediation efforts. The Partnership believes that FPL's preparedness to perform under the PPA is the most important status of any of these parties. The Partnership has sent FPL two inquiries with respect to its year 2000 preparedness but has not yet received a response. The Partnership has also reviewed FPL's internet and securities filings disclosure on this matter, which have been insufficient for the Partnership to evaluate FPL's readiness for the year 2000. However, FPL has reported to the North American Electric Reliability Council ("NERC") that it meets NERC's Year 2000 Ready criterion as set forth in NERC's report dated August 3, 1999. To date, the other responses and disclosures from parties other than FPL have not identified any year 2000 issues of which the Partnership had been unaware. However, the responses and disclosures have also not been sufficient to ensure that there will be no impacts on the Partnership as a result of the year 2000 affecting parties doing business with the Partnership. To the extent that the Partnership is not able to gain such adequate assurances, the Partnership is completing contingency plans to mitigate the consequences of potential disruptions.

          These contingency plans are also required because testing, by its nature cannot comprehensively address all future combinations of dates and events. Some uncertainty will remain after testing as to the ability of code to process future dates, as well as the ability of remediated systems to work in an integrated fashion with other systems. In addition, until the year 2000 occurs, no certainty can be assured with respect to external party preparedness. The Partnership’s contingency plans take into account the possibility of multiple system failures, both internal and external, due to the year 2000. These contingency plans build upon existing emergency and business restoration plans. The events that the Partnership is considering for planning purposes include increased frequency and duration of interruptions of the power, computing, financial and communications infrastructure. Due to the inherently uncertain nature of the contingencies for which plans are being prepared, it is uncertain whether the Partnership’s contingency plans to address failure of external parties or internal systems will be sufficient to reduce the risk of material impacts on the Partnership’s operations due to year 2000 problems. The Partnership has completed its risk assessment and contingency planning for its priority systems. The Partnership will continue to perform work associated with contingency planning implementation through the end of 1999.

          The Partnership is concerned about isolated failures of FPL's transmission system. FPL is important to the Partnership because it provides the Partnership with the Partnership's only access to the electric transmission system. Because FPL has provided insufficient responses to the Partnership's inquiries, the Partnership is compelled to rely on FPL's report to NERC which the Partnership cannot independently verify. However, nothing has come to the attention of the Partnership that would lead the Partnership to conclude that failures of FPL's transmission system are reasonably likely. While the Partnership's revenues will not be adversely affected by FPL's inability to accept the Facility's output, it could be affected if lack of start-up power from FPL prevented the Partnership from restarting the Facility after an outage. Therefore, the Partnership has a contingency plan pursuant to which it will rent a diesel generator to enable the Facility to start without regard to the availability of power from FPL. The only reasonably likely worst case scenario identified by the Partnership is localized telephone problems due to congestion. The Partnership's contingency plans call for availability of two-way radios as well as additional personnel for face-to-face communication, if required.

          Notwithstanding the Partnership's efforts, management of the Partnership is unable to determine whether or not, as a result of the year 2000, disruptions will occur or whether such disruptions, if they do occur, will materially impair the ability of the Partnership to conduct its business.

PART II
OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS

Dispute with FPL

          On March 19, 1999, the Partnership filed a complaint against FPL in the United States District Court for the Middle District of Florida. The lawsuit stems from a course of action pursued by FPL since March 10, 1999, in which FPL has purported to exercise its dispatch and control rights under the Power Purchase Agreement in a manner which the Partnership believes violates the terms of the power sales agreement. In its complaint, the Partnership charges that such conduct is deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

          The complaint alleges that FPL has taken the position that if the Facility is off-line for any reason, then FPL is under no obligation to allow the Facility to reconnect to FPL's system. The complaint asserts, however, that the Partnership specifically and successfully negotiated for a contractual right to operate the Facility at 100 MW ("Minimum Load") in order to enable it to cogenerate sufficient steam to maintain its Qualifying Facility status. While FPL has not disputed that the Partnership may maintain Minimum Load operations if the Facility is delivering power when FPL requests the Partnership to decommit the Facility, the complaint states that, if the Facility is off-line for any reason, FPL has claimed absolute discretion to deny the Partnership permission to reconnect the Facility with FPL's system.

          Because the loss of Qualifying Facility status may result in an event of default under the Power Purchase Agreement, the Partnership must take action to address this matter. The Partnership is investigating various alternatives to mitigate its QF risk. These are described under “QF Mitigation Options” in Item 5 below.

          The complaint asserts causes of action for (i) FPL's breach of the Power Purchase Agreement, (ii) FPL's anticipatory repudiation of the Power Purchase Agreement, (iii) breach of the implied covenant of good faith, fair dealing and commercial reasonableness and (iv) a declaratory judgment by the court of the rights of the parties under the Power Purchase Agreement. The Partnership seeks (a) a declaratory ruling that FPL's actions constitute a breach of the terms of the Power Purchase Agreement and that the Partnership has the absolute right to operate the Facility at Minimum Load (except for reasons of safety or system security) at the rates provided for in the Power Purchase Agreement, (b) injunctive relief preventing FPL from further violating the Power Purchase Agreement, (c) compensatory damages and (d) other relief as the court may deem appropriate.

          Subsequent to the filing of the complaint, FPL reconnected the Facility to FPL's system on Sunday, March 28, 1999. On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On April 23, 1999, FPL filed an answer to the counts which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint which was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL has moved to dismiss the entire amended complaint and the Partnership filed its opposition papers on August 2, 1999. The Court has also ordered a mediation session. In addition, a trial period has been established by the Court in March 2001.

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

Item 5   OTHER INFORMATION

QF Mitigation Options

          If the court rules against the Partnership in the litigation with FPL, the Facility could lose its QF status, unless the Partnership is able to implement mitigating action. Loss of QF status would result in an event of default under the Power Purchase Agreement and the indenture for the Bonds. Unless cured, such events of default would have a material adverse effect on the Partnership's business, results of operation and financial condition.

          To mitigate the risk of a possible adverse ruling by the court, the Partnership is analyzing the feasibility of various options. The analyses, which are in the preliminary stage, include the following:

•     providing steam to Caulkins for refrigeration
•     constructing a liquid carbon dioxide production facility to which the Facility would supply steam
•     installing distilled water production equipment to which the Facility would supply steam
•     providing steam for a facility to dry chicken manure at a nearby farm for use as a fertilizer
•     providing steam to Caulkins to dry orange peels for use in cattle feed
•     providing steam to Caulkins for wash-water cooling
•     providing steam or chilled water for water temperature control at a nearby fish farm
•     constructing a cold storage food distribution center to which the Facility would supply chilled water
•     providing chilled water to a nearby hen house for cooling
•     constructing a lumber kiln to dry wood using steam provided by the Facility
•     providing chilled water to a nearby flour mill for temperature control

          The options being analyzed are subject to further analysis and completion. This includes an evaluation as to whether or not the steam usage for these alternatives would qualify for QF purposes and inclusion on this list does not imply that an affirmative conclusion on this matter has been reached. Other options may be considered in addition to the foregoing. Before the Partnership can determine whether or not to implement an option, if any option is to be implemented, the Partnership needs to determine each option's feasibility - whether the option can increase steam production on a schedule, which may include regulatory approval, that would assure maintenance of QF status at an acceptable cost to the Partnership. The Partnership may defer a decision whether or not to implement any option until a judgment is made in the litigation with FPL. If any option is implemented, the Partnership expects, subject to the terms of the indenture for the Bonds, to finance such option with senior secured debt ranking pari passu with the Bonds.

          No assurance can be given that the analysis will be completed, that the completion of the analysis will result in the implementation of any option, that any option under consideration or any other option will be determined to be feasible or that, even if one or more options are determined to be feasible, that such option(s) will be implemented or will result in assuring the maintenance of QF status.

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of June 30, 1999, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A draft permit was issued by the Florida Department of Environmental Protection for comments by Federal Environmental Protection Agency. The EPA has responded with questions to which the Partnership is preparing answers. Based upon the extent of EPA's inquiries, the Partnership does not anticipate difficulties in obtaining a final Title V air permit.

Energy Prices

          In September 1997, FPL filed with the Florida Public Service Commission its projections for its 1997-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. The Partnership has filed a complaint against FPL with respect to the interpretation of a provision of the Power Purchase Agreement related to this matter. Please see "Legal Proceedings"above. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the six months ended June 30, 1999, FPL requested the Partnership to decommit the Facility numerous times and the Partnership typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

Debt Service Reserve Account

          As permitted by the Partnership's financing arrangements, on August 19, 1998, the Partnership requested that the balance in the Debt Service Reserve Account be reduced to the Debt Service Reserve Account Required Balance by reducing the Debt Service Reserve Letter of Credit. On January 11, 1999, the reduction was approved. The Debt Service Reserve Account now contains the $29,609,840 Debt Service Reserve Letter of Credit and $12,500,000 of cash (available only as a debt service reserve for the Tax Exempt Bonds).

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

          a)    Reports on Form 8-K:

          The Partnership filed Reports on Form 8-K on March 22, March 29, and June 11, 1999 regarding the FPL litigation and changes in ownership.

          b)    Exhibits:

    Exhibit
        No.                                  Description
      --------                               -----------

      3.6           Dana Amendment to Amended and Restated  Limited  Partnership
                    Agreement of Indiantown Cogeneration, L.P.

      3.7           Cogentrix Amendment to Amended and Restated Limited
                    Partnership  Agreement of Indiantown Cogeneration, L.P.

      3.8           Third Amendment to Amended and Restated  Limited
                    Partnership  Agreement of Indiantown Cogeneration, L.P.

17 SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INDIANTOWN COGENERATION, L.P.
                                           (Co-Registrant)

Date:  August 16, 1999                     ______________________________
                                           John R. Cooper
                                           Vice President and
                                           Chief Financial Officer

                                           INDIANTOWN COGENERATION FUNDING
                                           CORPORATION
                                           (Co-Registrant)

Date:  August 16, 1999                     ______________________________
                                           John R. Cooper
                                           Vice President and
                                           Chief Financial Officer