Form 10-K
period 1999-12-31
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2001-08-13
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 30, 2000, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value outstanding.<BR><BR>

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

                                    PART I                       Page Number

Item 4     Submission of Matters to a Vote
           of Security Holders...............................         8

                                PART II

Item 5     Market for the Registrant's Common
           Stock and Related Security Holder Matters.........         8

Item 6     Selected Financial Data...........................         9

Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....        10

Item 7A    Qualtitative and Quantitative Disclosures
           About Market Risk.................................        14

Item 8     Financial Statements and Supplementary Data........       15

Item 9     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............       37

                                    PART III

Item 10    Directors and Executive Officers...................       37

Item 11    Remuneration of Directors and Officers.............       38

Item 12    Security Ownership of Certain Beneficial Owners
       and Management.........................................       38

Item 13    Certain Relationships and Related Transactions.....       39

                                    PART IV

Item 14    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................       39

           Signatures.........................................       43

Item 1   BUSINESS

The Partnership

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

          The original general partners were Toyan Enterprises ("Toyan"), a California corporation and a wholly owned special purpose indirect subsidiary of PG&E Generating Company, LLC and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner was TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets.

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

          On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly-owned subsidiary of Palm and indirect wholly-owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20.0% limited partnership interest from TIFD and TIFD's membership on the Board of Control. On November 19, 1999, Thaleia purchased TIFD's remaining limited partner interest in the Partnership from TIFD. The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                         As of            As of         As of         As of            As of
                       August 21,      October 20,     June 4,     September 20,    November24,
                          1998            1998          1999           1999            1999
                          ----            ----          ----           ----            ----

        Toyan            30.05%          30.05%         30.05%        30.05%           30.05%
        Palm              10%             10%*           10%*          10%*             10%*
        IPILP           19.95%**        19.95%**        19.95%        19.95%           19.95%
        TIFD              40%              40%          20.1%          .1%               0%
        Thaleia            --              --           19.9%*        39.9%*            40%*
*Now beneficially owned by Cogentrix. **PFT's beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23, 1998.

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

          The Partnership is managed by PG&E Generating Company ("PG&E Gen"), formerly known as U.S. Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). PG&E Gen and PG&E OSC are general partnerships indirectly owned by PG&E Generating Company LLC.

          The Partnership began construction of the Facility in October 1992 and was in the development phase through the commencement of commercial operation. The Facility commenced commercial operation under its power purchase agreement (the "Power Purchase Agreement" or "PPA") with FPL on December 22, 1995. The Facility synchronized with the FPL system on June 30, 1995 and the Partnership sold to FPL electricity produced by the Facility during startup and testing. The Partnership's continued existence is dependent on the ability of the Partnership to maintain successful commercial operation under the Power Purchase Agreement. The Partnership has filed a complaint against FPL with respect to the interpretation of a certain provision of the Power Purchase Agreement. Please see "Item 3 Legal Proceedings" below. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value. The Partnership has no assets other than the Facility, the Facility site, contractual arrangements relating to the Facility (the "Project Contracts") and the stock of ICL Funding.

Certain Project Contracts

          The Facility supplies (i) electric generating capacity and energy to FPL pursuant to the Power Purchase Agreement and (ii) steam to Caulkins Indiantown Citrus Company ("Caulkins") pursuant to a long-term energy services agreement (the "Energy Services Agreement").

          Payments from FPL pursuant to the Power Purchase Agreement provide approximately 99% of Partnership revenues. Under and subject to the terms of the Power Purchase Agreement, FPL is obligated to purchase electric generating capacity made available to it and associated energy from the Facility beginning with the date the Facility achieved commercial operation through December 22, 2025.

          Payments by FPL consist of capacity payments and energy payments. FPL is required to make capacity payments to the Partnership on a monthly basis for electric generating capacity made available to FPL during the preceding month regardless of the amount of electric energy actually purchased. The capacity payments have two components, an un-escalated fixed capacity payment and an escalated fixed operation and maintenance payment, which together are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service. Energy payments are made only for the amount of electric energy actually delivered to FPL. The energy payments made by FPL are expected by the Partnership to cover the Partnership's variable costs of electric energy production but will be insufficient to cover the variable costs of steam production for steam supplied to Caulkins. The amount of this shortfall is not expected by the Partnership to have a material adverse effect on its ability to service its debt.

          The Partnership supplies thermal energy to Caulkins in order for the Facility to meet the operating and efficiency standards under the Public Utility Regulatory Policy Act of 1978, as amended, and the FERC's regulations promulgated thereunder (collectively, "PURPA"). The Facility has been certified as a Qualifying Facility under PURPA. Under PURPA, Qualifying Facilities are exempt from certain provisions of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), most provisions of the Federal Power Act (the "FPA"), and, except under certain limited circumstances, rate and financial regulation under state law. The Energy Services Agreement with Caulkins requires Caulkins to purchase the lesser of (i) 525 million pounds of steam per year or (ii) the minimum quantity of steam per year necessary for the Facility to maintain its status as a Qualifying Facility under PURPA (currently estimated by the Partnership not to exceed 525 million pounds per year).

          The Partnership has a coal purchase agreement (the "Coal Purchase Agreement") with Lodestar Energy, Inc. ("Lodestar") pursuant to which Lodestar supplies all of the Facility's coal needs, which are estimated to be 1 million tons of coal per year. The Partnership has no obligation to purchase a minimum quantity of coal under the Coal Purchase Agreement. The fuel price escalation provisions in the Coal Purchase Agreement are substantially the same as escalation of the fuel price component of the energy price contained in the Power Purchase Agreement with FPL. This mechanism is intended to mitigate any mismatch between the price the Partnership pays for coal and the energy payments received from FPL.

          During 1997, coal ash produced during operation of the Facility was disposed of pursuant to the Coal Purchase Agreement and back-up disposal arrangements with Chambers Waste Systems, Inc. of Florida ("Chambers"). In 1998, the Partnership entered into agreements with Lodestar and VFL Technology Corporation ("VFL") for ash disposal at alternative sites. These agreements will reduce the cost of ash disposal. The Partnership has been informed that Lodestar, Chambers, and VFL have obtained the permits necessary to receive such coal ash.

          The Partnership entered into a lime purchase agreement (the "Lime Purchase Agreement") with Chemical Lime Company ("Chemlime"), an Alabama corporation, to supply the lime requirements of the Facility's dry scrubber and sulfur dioxide removal system. The initial term of the Lime Purchase Agreement is 15 years from the commercial operation date. Chemlime is obligated to provide all of the Facility's lime requirements, but the Partnership has no obligation to purchase a minimum quantity of lime.

Competition

          Since the Partnership has a long-term contract to sell electric generating capacity and energy from the Facility to FPL, it does not expect competitive forces to have a significant effect on its business. As discussed under "Energy Prices " below, the cost of power available to FPL from other sources will affect FPL's dispatch of the Facility and, therefore, the amount of electric energy FPL purchases from the Partnership. The Partnership expects that the capacity payments under the Power Purchase

Agreement, which are not affected by the level of FPL's dispatch of the Facility, will cover all of the Partnership's fixed costs, including debt service.

Energy Prices

          In October 1999, FPL filed with the Florida Public Service Commission its projections for its 2000-2001 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Since capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the year ended December 31, 1999, FPL requested the Partnership to decommit the Facility numerous times and the Partnership has typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices.

Employees

The Partnership has no employees and does not anticipate having any employees in the future because, under a management services agreement, PG&E Gen acts as the Partnership's representative in all aspects of managing operation of the Facility as directed by the Partnership's Board of Control. As noted above, PG&E OSC is providing operations and maintenance services for the Partnership.

Business Strategy and Outlook

          The Partnership's overall business plan is to safely produce clean, reliable energy at competitive prices. The Facility commenced commercial operation on December 22, 1995 and completed its fourth full year of operation on December 31, 1999.

          During 1999, the Facility produced 1,745,760 MW-hr of energy for sale to FPL compared to 1,485,0089 MW-hr in 1998. This increase was due primarily to FPL's higher dispatch of the Facility. Dispatch of the Facility by FPL averaged approximately 65.41% over the year compared to 55.58% for 1998.

          The Facility produced approximately 390 million pounds of steam for sale to Caulkins in 1999 compared to approximately 370 million pounds in 1998 thereby exceeding the minimum requirements to maintain Qualifying Facility status. The 20 million-pound increase in steam deliveries was due primarily to higher production of juice by Caulkins in 1999.

          The Facility ended the year with a twelve-month rolling average Capacity Billing Factor of 100.636% in 1999 and 101.038% in 1998. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. Cash flows during 1999 were sufficient to fund all operating expenses and debt repayment obligations.

Forward Looking Statements

          When used in this report, words or phrases which are predictions of or indicate future events and trends are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected. Given such uncertainties, readers are cautioned not to place undue reliance on such statements. The Partnership undertakes no obligation to publicly update or revise any forward looking statement to reflect current or future events or circumstances.

          The Partnership anticipates that, barring any unforeseeable adverse events or a negative outcome in the litigation described in Item 3 below, the results for 2000 will be similar to the results for 1999. Dispatch of the unit by FPL during the summer months is expected to be similar to 1999 levels. Dispatch during the winter is highly dependent on weather and FPL's cost of running its oil and gas fired units. Caulkins expects a strong citrus crop for processing in 2000 and steam demand from Caulkins is expected to be similar to 1999 levels.

          The Facility is planning on four weeks of scheduled outages during 2000 to perform routine inspections and maintenance. The primary outage is scheduled for October 2000 during the off-season for citrus production.

          The Partnership is not aware of any reason to expect coal pricing during 2000 to substantially differ from 1999 levels.

          In the absence of any major equipment failures, unit availability is expected to be comparable to 1999 levels. If this is achieved, the Capacity Billing Factor and associated capacity bonuses would be similar.

          The Partnership believes that its current financial resources will be adequate to cover operating expenses and debt repayment obligations in 2000.

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of December 31, 1999, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

          On December 22, 1999, the Partnership submitted to the Florida Department of Environmental Protection ("DEP") a request for amendments to the Site Certification and an application for modifications of the Site Certificate. The amendments to the Site Certification are being provided to inform DEP of certain changes to the Facility's design and operation. The requests will not require changes to the Conditions of Certification for the Facility and do not involve significant environmental impacts that would require new environmental permits or approvals. Also submitted was an application for modifications of the Site Certificate, which describes other proposed changes to the Facility design and operations. The modifications will require changes to the Conditions of Certification. The requests include modifications to allow the additions of a carbon dioxide plant and a chilled water plant, changes in the cooling water storage pond elevation, and modifications of the operation of the pulverized coal-fired boiler to increase the electric generation output.

          The DEP has proposed to modify the conditions of the Site Certification to allow emergency discharge of cooling water and process water to conform to NPDES Permit Number FL0183750, which was issued on January 19, 2000.

Item 2   PROPERTIES

          The Facility is located in a predominantly industrial area in southwestern Martin County, Florida, on approximately 240 acres of land owned by the Partnership (the "Site"). Other than the Facility, the Site, and the make-up water pipeline and associated equipment, the Partnership does not own or lease any material properties.

Item 3   LEGAL PROCEEDINGS

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

          Since the loss of Qualifying Facility status may result in an event of default under the Power Purchase Agreement, the Partnership must take action to address this matter. The Partnership is investigating various alternatives to mitigate its QF risk. These are described under "QF Mitigation Options" below.

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

          On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On April 23, 1999, FPL filed answer to the counts which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint which was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL moved to dismiss the entire amended complaint and the Partnership filed its opposition papers August 2, 1999. The Court granted FPL's motion to dismiss only with respect to the first count of the complaint. The Partnership has amended its complaint to address issues raised by the Court in its decision to dismiss this count. FPL is expected to file a new motion to dismiss the amended complaint. The second amended complaint which was filed on March 21, 2000, is attached as an exhibit to the Report. The Court has also ordered a mediation session. In addition, a trial period has been established by the Court in April 2001.

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

          To mitigate the risk of a possible adverse ruling by the Court, the Partnership has analyzed the feasibility of various options. The analyses included the following:

•   providing steam to Caulkins for refrigeration
•   constructing a liquid carbon dioxide production facility to which the Facility would supply steam
•   installing distilled water production equipment to which the Facility would supply steam
•   providing steam for a facility to dry chicken manure at a nearby farm for use as a fertilizer
•   providing steam to Caulkins to dry orange peels for use in cattle feed o providing steam to Caulkins for wash-water cooling

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

          The analyses included an evaluation as to whether the steam usage for these alternatives would qualify for QF purposes and to determine each option's feasibility - whether the option can increase steam production on a schedule, which may include regulatory approval, that would assure maintenance of QF status at an acceptable cost to the Partnership. The Partnership has completed its initial analyses of the options, but has not yet determined whether to implement any option. The Partnership has, however, commenced the lengthy process of amending its Site Certification to allow for a chilled water plant and a carbon dioxide facility. The Partnership may defer a decision to implement any option until a judgment is made in the litigation with FPL. If any option is implemented, the Partnership may, subject to the terms of the indenture for the Bonds, finance such option with senior secured debt ranking pari passu with the Bonds.

          No assurance can be given that of any option under consideration or any other option will finally be determined to be feasible or that, even if one or more options are determined to be feasible, that such option(s) will be implemented or will result in assuring the maintenance of QF status.

          Notwithstanding the 18-day period, in March of 1999, during which FPL prevented the Facility from reconnecting to FPL's system and thereby cogenerating qualifying steam, the Partnership cogenerated steam totaling 6.1% of electrical output in 1999 thereby exceeding the statutorily required 5% threshold.

Property Tax Matter

          The Partnership was contacted in 1998 by the local Martin County property appraiser concerning the proper qualification of some of its pollution control equipment, which equipment receives reduced valuation for property tax purposes. After review by the Partnership, and discussion directly with the appraiser's office, the Partnership provided the appraiser with all requested information. The appraiser has not taken any further action on this matter.

Item 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders of the Partnership during 1999.

PART II

Item 5        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                   RELATED SECURITY HOLDER MATTERS

          The Partnership is a Delaware limited partnership wholly owned by Palm, Toyan, Thaleia and IPILP. Beneficial interests in the Partnership are not available to other persons except with the consent of the Partners.

          There is no established public market for ICL Funding's common stock. The 100 shares of $1 par common stock are owned by the Partnership. ICL Funding has not paid, and does not intend to pay, dividends on the common stock.

Item 6      SELECTED FINANCIAL DATA

The selected financial data of the Partnership presented below, which consists primarily of certain summary consolidated balance sheet information of the Partnership as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with Item 7 of this report, "Management's Discussion an Analysis of Financial Condition And Results of Operations", and with the Partnership's financial statements appearing elsewhere in this report. The Partnership, which was in the development stage through December 21, 1995, began construction of the Facility in October 1992 and declared commercial operation of the Facility on December 22, 1995. The financial statements and supplementary data required by this item are presented under Item 8.

          The following is a summary of the quarterly results of operations for the years ended December 31, 1995, 1996, 1997, 1998 and 1999.

                                                           Three Months Ended (unaudited)
                                   March 31             June 30          September 30        December 31           Total
                                   --------             -------          ------------        -----------           -----
                                                                       (in thousands)
1995
----
Operating revenues                      (a)                 (a)                (a)             $4,565              $4,565
Gross Profit                            (a)                 (a)                (a)              2,421               2,421
Net income                              (a)                 (a)                (a)                802                 802

1996
----
Operating revenues                  $38,767             $40,384            $42,571            $37,124            $158,846
Gross Profit                         20,314              18,555             19,272             19,197              77,338
Net income                            4,005               2,493              2,894              2,398              11,790

1997
----
Operating revenues                  $37,879             $38,936            $43,907            $41,795            $162,517
Gross Profit                         20,173              22,607             22,419             19,124              84,323
Net income                            3,950               6,147              6,074              1,837              18,008

1998
----
Operating revenues                  $37,144             $41,466            $43,296            $37,277            $159,183
Gross profit                         21,672              22,636             23,342             21,415              89,065
Net income before
   cumulative change in
   accounting principle               5,181               6,014              6,438              4,541              21,174
Net income                            5,181               6,014              6,438              3,722              21,355

1999
----

Operating revenues                  $35,751             $40,457            $45,600            $41,462            $163,270
Gross profit                         23,190              21,743             22,313             21,235              88,481
Net income                            6,517               5,108              5,794              4,995              22,414

(a)  Data not available as Commercial Operations commenced on December 22, 1995.

Indiantown Cogeneration, L.P.
as of December 31,

                                           1999              1998              1997               1996              1995
                                           ----              ----              ----               ----              ----

Total Assets                         $694,852,029     $708,139,691        $735,468,011      $753,669,863       $799,451,339
Long-Term Debt                        583,994,031      595,835,699         606,119,747       616,651,805        626,601,265
Total Liabilities                     606,607,479      616,339,161         629,342,447       637,472,694        658,649,167
Capital Distributions                  25,970,000       35,680,000          28,080,382        36,395,054                 --
Total Partners' Capital                88,244,550       91,800,530         106,125,564       116,197,169        140,802,172
Construction in  Progress                      --               --                  --                --                 --
Property, Plant &
Equipment, Net                        641,449,055      654,188,458         668,464,373       682,214,731        691,588,155
Operating Revenues                    163,270,119      159,183,399         162,517,435       158,845,947          4,564,860
Net Income                             22,414,021       21,354,967          18,008,777        11,790,051            802,172

Item 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

Year ended December 31, 1999 Compared to the Year Ended December 31,1998

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of December 31, 1999 and 1998 the Partnership had approximately $641.1 million and $654.2 million, respectively, of property, plant and equipment consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. This decrease is due primarily to depreciation of $15.2 million, offset by $2.5 million of capital improvements.

          For the three months ended December 31, 1999 and 1998 the Partnership had total operating revenues of approximately $41.5 million and $37.3 million, respectively. This $4.2 million increase was due primarily to higher dispatch by FPL resulting in increased energy revenues. For the three months ending December 31, 1999 and 1998, the Partnership had total operating costs of $22.9 million and $18.8 million respectively. This $4.1 million increase was due primarily to increased variable costs associated with higher dispatch by FPL. Total net interest expense was approximately $13.6 million and $14.0 million for the three months ended December 31, 1999 and 1998, respectively. This decrease was due primarily to the maturity of Series A-7 of the First Mortgage Bonds on June 15, 1999 and Series A-8 of the First Mortgage Bonds on December 15, 1999. Net income was approximately $5.0 million and $3.7 million for three months ended December 31, 1999 and 1998, respectively. This increase was due primarily to decreases in net interest expense of $0.4 million, a decrease in insurance expenses of $.03 million and a write off of start up cost of $0.8 million in the 3 months ended December 31, 1998. (Please see Note 2.)

          For the years ended December 31, 1999 and 1998, the Partnership had total operating revenues of $163.3 million and $159.2 million, respectively. This increase was attributable primarily to increased energy revenues of $3.9 million and by increased capacity bonus and capacity revenues of $0.2 million. The increased revenues from capacity are due primarily to the quarterly escalations on the Fixed O&M component. The higher energy revenues are due primarily to greater dispatch levels by FPL. Total operating costs were $85.5 million and $80.6 million for the years ended December 31, 1999 and 1998, respectively. This increase was due primarily to an increase of $3.6 million in fuel and ash costs, both resulting from higher dispatch by FPL and an increase of $1.0 million in operations and maintenance expenses. For the years ended December 31, 1999 and 1998, the total net interest expense was approximately $55.4 million and $56.4 million, respectively. The decrease was primarily due to a $0.8 million reduction in bond interest expense due to the maturity of Series A-7 of the First Mortgage Bonds on June 15, 1999 and Series A-8 of the First Mortgage Bonds on December 15, 1999, a reduction in LOC fees of $0.4 million, and a reduction in interest income of $0.2 million. Net income was $22.4 million and $21.4 million for the twelve months ended December 31, 1999 and 1998, respectively. This $1.0 million increase was primarily attributable to the increased revenues of $4.1 million and the effect in 1998 for the write-off of $0.8 million for start-up costs, offset by a $4.9 million increase in operating costs and a $1.0 million decrease in net interest expense.

Year ended December 31, 1998 Compared to the Year Ended December 31,1997

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of December 31, 1998 and 1997 the Partnership had approximately $654.2 million and $668.5 million, respectively, of property, plant and equipment consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. This decrease is due primarily to depreciation of $14.8 million and start-up costs expensed according to the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," of $0.8 million, offset by $1.4 million of capital improvements.

          For the three months ended December 31, 1998 and 1997, the Partnership had total operating revenues of approximately $37.3 million and $41.8 million, respectively. This $4.5 million decrease was due primarily to lower dispatch by FPL resulting in decreased energy revenues. For the three months ending December 31, 1998 and 1997, the Partnership had total operating costs of $18.8 million and $25.0 million respectively. This $6.2 million decrease was due primarily to decreased variable costs associated with lower dispatch by FPL and savings from the new ash disposal agreements. Total net interest expense was approximately $14.0 million and $15.0 million for the three months ended December 31, 1998 and 1997, respectively. This decrease was due primarily to the maturity of Series A-5 of the First Mortgage Bonds on June 15, 1998 and Series A-6 of the First Mortgage Bonds on December 15, 1998. Net income was approximately $3.7 million and $1.8 million for three months ended December 31, 1998 and 1997, respectively. This increase was due primarily to decreases in operating and maintenance expenses of $2.5 million and net interest expense of $0.4 million offset by increases in depreciation of $0.4 million, year 2000 expenses, taxes of approximately $0.6 million and $0.8 million of start-up costs.

          For the years ended December 31, 1998 and 1997, the Partnership had total operating revenues of $159.2 million and $162.5 million, respectively. This decrease was attributable primarily to decreased energy revenues of $4.5 million offset by increased capacity bonus and capacity revenues of $1.2 million. The increased revenues from capacity is due primarily to a higher Capacity Billing Factor under the PPA resulting from improved plant performance. The lower energy revenues are due primarily to reduced dispatch levels. Total operating costs were $80.6 million and $87.7 million for the years ended December 31, 1998 and 1997, respectively. This decrease was due primarily to a reduction of $7.3 million in fuel and ash costs resulting from lower dispatch by FPL and savings from the new ash disposal agreements, and a decrease of $0.8 million in operations and maintenance expenses offset by increases in support services for operations, environmental and safety initiatives and for year 2000 related costs. For the years ended December 31, 1998 and 1997, the total net interest expense was approximately $56.4 million and $56.8 million, respectively. The decrease was primarily due to a $0.7 million reduction in bond interest expense offset by a reduction in interest income and an increase in working capital loan interest. Net income was $21.4 million and $18.0 million for the twelve months ended December 31, 1998 and 1997, respectively. This $3.4 million increase was primarily attributable to the decreased revenues of $3.3 million, start-up costs of $0.8 million, offset by a $7.1 million decrease in operating costs and a $0.4 million decrease in net interest expense.

Results of Operations

Year ended December 31, 1999 Compared to the Year Ended December 31, 1998

          For the years ending December 31, 1999 and 1998, the Facility achieved an average Capacity Billing Factor of 100.64% and 101.28% respectively. This decrease was primarily attributable to minor mechanical problems. This resulted in earning full monthly capacity payments aggregating $112.4 million for the year in 1999 and $112.2 million for the year in 1998. Bonuses aggregated $11.2 million for the year in both 1999 and 1998. During 1999 and 1998, the Facility was dispatched by FPL and generated 1,745,760 megawatt-hours and 1,485,008 megawatt-hours, respectively. The monthly average dispatch rate requested by FPL was 65.4% and 51.6% for the twelve months ended December 31, 1999 and 1998, respectively.

          For the years ending December 31, 1998 and 1997, the Facility achieved an average Capacity Billing Factor of 101.28% and 98.29% respectively. The increase was primarily attributable to better mechanical operations. This resulted in earning full monthly capacity payments aggregating $112.2 million for the year in 1998 and $112.0 million for the year in 1997. Bonuses aggregated $11.2 million for the year in 1998 and $10.3 million for the year in 1997. These increases were due primarily to a higher Capacity Billing Factor resulting from better plant performance. During 1998 and 1997, the Facility was dispatched by FPL and generated 1,485,008 megawatt-hours and 1,668,959 megawatt-hour respectively. The monthly average dispatch rate was 51.6% and 67.5% for the twelve months ended December 31, 1998 and 1997, respectively. The reduced dispatch levels were primarily the result of moderate winter weather.

Liquidity and Capital Resources

          On November 22, 1994, the Partnership and ICL Funding issued first mortgage bonds in an aggregate principal amount of $505 million (the "First Mortgage Bonds"). Of this amount, $236.6 million of the First Mortgage Bonds bear an average interest rate of 9.05% and $268.4 million of the First Mortgage Bonds bear an interest rate of 9.77%. Concurrent with the Partnership's issuance of its First Mortgage Bonds, the Martin County Industrial Development Authority issued $113 million of Industrial Development Refunding Revenue Bonds (Series 1994A) which bear an interest rate of 7.875% (the "1994A Tax Exempt Bonds"). A second series of tax exempt bonds (Series 1994B) in the approximate amount of $12 million, which bear an interest rate of 8.05%, were issued by the Martin County Industrial Development Authority on December 20, 1994 (the "1994B Tax Exempt Bonds" and, together with the 1994A Tax Exempt Bonds, the "1994 Tax Exempt Bonds"). The First Mortgage Bonds and the 1994 Tax Exempt Bonds are hereinafter collectively referred to as the "Bonds."

          Certain proceeds from the issuance of the First Mortgage Bonds were used to repay $421 million of the Partnership's indebtedness, and financing fees and expenses incurred in connection with the development and construction of the Facility. The balance of the proceeds were deposited in various restricted funds that are being administered by an independent disbursement agent pursuant to trust indentures and a disbursement agreement. Funds administered by such disbursement agent are invested in specified investments. These funds together with other funds available to the Partnership were used: (i) to finance completion of construction, testing, and initial operation of the Facility; (ii) to finance construction interest and construction-related contingencies; and (iii) to provide for initial working capital.

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

          The Partnership's total borrowings from inception through December 1999 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of December 31, 1999, the outstanding borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

       Series             Aggregate Principal Amount      Date Matured and Payed

       A-1                      $4,397,000                    June 15, 1996
       A-2                       4,398,000                    December 15, 1996
       A-3                       4,850,000                    June 15, 1997
       A-4                       4,851,000                    December 15, 1997
       A-5                       5,132,000                    June 15, 1998
       A-6                       5,133,000                    December 15, 1998
       A-7                       4,998,000                    June 15, 1999
       A-8                       4,999,000                    December 15, 1999

          The weighted average interest rate paid by the Partnership on its debt for the years ended December 31, 1999 and 1998, was 9.182% and 9.174% respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse First Boston and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of December 31, 1999, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of December 31, 1999, no drawings have been made on the debt service reserve letter of credit. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds.

In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. During 1999, working capital loans were made to the Partnership under the working capital loan facility. All working capital loans were repaid in a timely manner.

Year 2000

          The Partnership successfully transitioned into the Year 2000 without any Y2K-related service disruptions. There is, however, a risk that some computer-related problems might not manifest themselves for a period of time and that supplier or business partner Y2K-related problems may materialize and have an adverse impact on the Partnership's operations. Through December 31, 1999, the Partnership spent approximately $450,000 on year 2000 related projects. The Partnership currently does not believe that it will need to incur any further costs for year 2000 efforts.

Item 7A Qualitative and Quantitative Disclosures About Market Risk

          The only material market risk to which the Partnership is exposed is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to the opportunity costs of long-term fixed rate obligations in a falling interest rate environment.

          The table below presents principal, interest and related weighted average interest rates by year of maturity (in thousands).

----------------------------------------------------------------------------------------------------------------------------------

DEBT (all fixed rate)           2000        2001        2002        2003        2004       Thereafter       Total     Fair Value
                                ----        ----        ----        ----        ----       ----------       -----     ----------
Tax Exempt Bonds:
Principal                       $0.0        $0.0        $0.0        $0.0        $0.0        $125,010     $125,010     $127,510

Interest                      $9,865      $9,865      $9,865      $9,865      $9,865        $185,557     $234,882
Average Interest Rate           7.89%       7.89%       7.89%       7.89%       7.89%           7.89%

First Mortgage Bonds:
Principal                    $11,533     $11,141     $11,460     $14,566     $16,785        $400,756     $466,240     $465,188
Interest                     $44,276     $43,217     $42,178     $41,045     $39,645        $320,686     $531,047
Average Interest Rate           9.55%       9.56%       9.57%       9.58%       9.59%           9.67%
----------------------------------------------------------------------------------------------------------------------------------

Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Financial Statements                              Page
        -----------------------------                              ----

        Report of Independent Public Accountants                    16

        Consolidated Balance Sheets                                 17

        Consolidated Statements of Operations                       19

        Consolidated Statements of Changes in Partners' Capital     20

        Consolidated Statements of Cash Flows                       22

        Notes to Consolidated Financial Statements                  23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Indiantown Cogeneration, L.P.:

          We have audited the accompanying consolidated balance sheets of Indiantown Cogeneration, L.P., (a Delaware limited partnership) and subsidiaries, as of December 31, 1999, and 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiantown Cogeneration, L.P. and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended in conformity with accounting principles generally accepted in the United States.

          As explained in Note 2 to the financial statements, the Partnership changed its method of accounting for costs of start-up activities in 1998.

                                                                                    ARTHUR ANDERSEN LLP

Vienna, Virginia
January 14, 2000

                  Indiantown Cogeneration, L.P.
                   Consolidated Balance Sheets
          As of December 31, 1999 and December 31, 1998
          ---------------------------------------------

                             ASSETS                                      1999               1998
--------------------------------------------------------------      ---------------     --------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $  2,416,997        $  2,419,089
  Accounts receivable-trade                                           13,471,985          12,369,594
  Inventories                                                          1,146,017             940,125
  Prepaid expenses                                                       807,372             736,700
  Deposits                                                                44,450              44,000
  Investments held by Trustee, including restricted funds
        of $2,752,669 and $2,718,549 respectively                      3,283,909           2,770,774
                                                                    -----------        -------------
               Total current assets                                   21,170,730          19,280,282
                                                                    ------------       -------------
INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                 14,501,877          14,001,428
                                                                    ------------       -------------

DEPOSITS                                                                  80,000              75,000

PROPERTY, PLANT & EQUIPMENT:
     Land                                                              8,582,363           8,582,363
     Electric and steam generating facilities                        698,401,089         695,929,380
     Less accumulated depreciation                                   (65,534,397)        (50,323,285)
                                                                   -------------        -------------
         Net property, plant & equipment                             641,449,055         654,188,458
                                                                   -------------        -------------

FUEL RESERVE                                                           1,318,099           3,428,403
                                                                   -------------        -------------

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $43,854,648 and $43,020,796 respectively                          16,332,268          17,166,120
                                                                   -------------        ------------

         Total assets                                              $ 694,852,029        $708,139,691
                                                                   =============        ============

The accompanying notes are an integral part of these consolidated balance sheets.

                          Indiantown Cogeneration, L.P.
                           Consolidated Balance Sheets
                  As of December 31, 1999 and December 31, 1998
                  ---------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL                                 1999                      1998
----------------------------------------------------         ------------------        ------------------
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                   $ 7,584,406               $ 7,405,610
     Accrued interest                                             2,267,017                 2,302,048
     Current portion - First Mortgage Bonds                      11,533,135                 9,997,000
     Current portion lease payable - railcars                       308,534                   287,048

                                                          ------------------        ------------------
               Total current liabilities                         21,693,092                19,991,706
                                                          ------------------        ------------------
LONG TERM DEBT:
     First Mortgage Bonds                                       454,708,865               466,242,000
     Tax Exempt Facility Revenue Bonds                          125,010,000               125,010,000
     Lease payable - railcars                                     4,275,166                 4,583,699
                                                          ------------------        ------------------
               Total long term debt                             583,994,031               595,835,699
                                                          ------------------        ------------------

     Scheduled major overhaul                                       920,356                   511,756
               Total liabilities                                606,607,479               616,339,161
                                                          ------------------        ------------------
PARTNERS' CAPITAL:
    Toyan Enterprises                                            26,517,489                27,586,061
    Palm Power Corporation                                        8,824,455                 9,180,053
    TIFD III-Y, Inc.                                                      -                36,720,211
    Indiantown Project Investment Partnership                    17,604,787                18,314,205
    Thaleia, Inc.                                                35,297,819                         -
                                                          ------------------        ------------------
               Total partners' capital                           88,244,550                91,800,530
                                                          ------------------        ------------------

               Total liabilities and partners'
               capital                                         $694,852,029              $708,139,691
                                                          ==================        ==================

The accompanying notes are an integral part of these consolidated balance sheets.

                         Indiantown Cogeneration, L.P.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1998, 1997 and 1996
                 ----------------------------------------------------

                                                            1999                   1998                    1997
                                                            ----                   ----                    ----
Operating Revenues:

     Electric capacity and capacity bonus             $  123,682,957         $  123,461,237         $  122,285,655
     Electric energy revenue                              39,461,349             35,549,353             40,098,446
     Steam                                                   125,813                172,809                133,334
                                                       -------------         --------------         --------------
         Total operating revenues                        163,270,119            159,183,399            162,517,435
                                                       -------------         --------------         --------------

Cost of Sales:

     Fuel and ash                                         39,794,007             36,220,511             43,505,182
     Operating and maintenance                            19,767,743             18,807,227             19,600,378
     Depreciation                                         15,227,631             15,091,155             15,088,413
                                                          ----------             ----------             ----------
         Total cost of sales                              74,789,381             70,118,893             78,193,973
                                                          ----------             ----------             ----------

Gross Profit                                              88,480,738             89,064,506             84,323,462
                                                          ----------             ----------             ----------

Other Operating Expenses:

     General and administrative                            4,501,136              3,826,290              2,830,813
     Insurance and taxes                                   6,212,453              6,689,843              6,705,113
                                                           ---------              ---------              ---------
         Total other operating expenses                   10,713,589             10,516,133              9,535,926
                                                          ----------             ----------              ---------

Operating Income                                          77,767,149             78,548,373             74,787,536
                                                          ----------             ----------             ----------

Non-Operating Income (Expense):

     Interest expense                                   (57,475,271)           (58,868,345)           (59,390,569)
     Interest income
                                                          2,122,142              2,493,655              2,611,810
                                                        -----------            -----------            -----------
         Net non-operating expense                      (55,353,129)           (56,374,690)           (56,778,759)
                                                        ------------           ------------           ------------

     Income before cumulative effect of change
     in accounting principle                             22,414,020             22,173,683            18,008,777

     Cumulative effect of a change in
     accounting for costs of start-up activities                  -               (818,716)                    -
                                                     --------------           -------------         -------------
Net Income                                           $   22,414,020           $ 21,354,967          $ 18,008,777
                                                     ==============           =============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                         Indiantown Cogeneration, L. P.
             Consolidated Statements of Changes in Partners' Capital
              For the Years Ended December 31, 1999, 1998 and 1997
             -------------------------------------------------------

                                     Toyan          Palm Power      TIDF III-Y,
                                   Enterprises     Corporation        Inc.          IPILP      Thaleia, LLC      Total

Partners' capital,
   December 31, 1996               $55,774,642     $13,943,660     $46,478,867       -               -        $116,197,169
     Net income (1/1/97 -
       9/19/97)                      7,390,612       1,847,654       6,158,843       -               -          15,397,109

     Capital distributions

       (1/1/97 - 9/19/97)          (7,813,463)     (1,953,365)     (6,511,218)       -               -         (16,278,046)
                                   -----------     -----------     -----------     ------       -----------    ------------

Partners' capital,
   September 19, 1997               55,351,791      13,837,949      46,126,492       -               -         115,316,232

     Transfer Palm Power 1/6
       Interest to Toyan             2,306,325     (2,306,325)               -       -               -                  -
      Net income (9/20/97 -
12/31/97                             1,305,835         261,166       1,044,667       -               -           2,611,668

     Capital distributions
     (9/20/97 - 12/31/97)          (5,901,168)     (1,180,234)     (4,720,934)       -               -         (11,802,336)
                                   -----------     -----------     -----------    -------        -----------    ------------

Partners' capital,
     December 31, 1997              53,062,783      10,612,556      42,450,225       -               -         106,125,564

     Net Income (1/1/98 -
       8/21/98)                      7,228,833       1,445,767       5,783,066                                  14,457,666

Capital Distributions (1/1/98 -
        8/21/98)                  (13,240,000)     (2,648,000)    (10,592,000)       -               -         (26,480,000)
                                  ------------     -----------    ------------    ---------      ----------    -------------

  Partners' capital
      August 21, 1998               47,051,616       9,410,323      37,641,291       -               -          94,103,230

     Transfer Toyan 19.95%
        interest to IPILP         (18,773,594)               -               -    18,773,594         -                   -
     Net Income (8/22/98
        through 12/31/98)            2,072,639         689,730       2,758,920     1,376,011         -           6,897,300

Capital Distributions (8/22/98 -
12/31/98)                           (2,764,600)       (920,000)     (3,680,000)   (1,835,400)        -          (9,200,000)
                                   -----------       ---------     -----------     -----------    ---------    ------------
Partners'
     capital

     December 31, 1998             $27,586,061      $9,180,053     $36,720,211   $18,314,205         -         $91,800,530
     Net Income (1/1/99 -
        6/11/99)                     3,139,325       1,044,700       4,178,802     2,084,177         -          10,447,004
Partners' capital

       June 11, 1999               $30,725,386     $10,224,753     $40,899,013   $20,398,382         -        $102,247,534
     Transfer TIFD 19.90%
        interest to Thaleia, LLC
                                             -               -     (20,347,259)            -     20,347,259        -
     Net Income (6/12/99 -
        9/20/99)                     1,915,912         637,575       1,281,525     1,271,961      1,268,773      6,375,746

     Capital distributions
       (6/12/99 - 9/20/99)         (5,039,385)     (1,677,000)     (3,370,770)     (3,345,615)   (3,337,230)   (16,770,000)
                                   -----------     -----------     -----------     -----------   -----------   ------------
Partners' capital
       September 20, 1999          $27,601,913      $9,185,328     $18,462,509     $18,324,728  $18,278,802    $91,853,280
     Transfer TIFD 20.00%
        interest to Thaleia, LLC             -               -    (18,370,656)               -   18,370,656              -
     Net Income (9/21/99 -
        11/24/99)                    1,175,664         391,236           3,912         780,517    1,561,032      3,912,361
                                     ---------         -------           -----         -------    ---------    -----------
Partners' capital
       November 24, 1999           $28,777,577      $9,576,564         $95,765     $19,105,245  $38,210,490    $95,765,641
     Transfer TIFD 0.10%
        interest to Thaleia, LLC             -               -        (95,765)               -       95,765              -
     Net Income (11/25/99 -
        12/31/99)                      504,512         167,891               -         334,942      671,564      1,678,909

     Capital distributions
       (11/25/99 - 12/31/99)       (2,764,600)       (920,000)               -      (1,835,400)  (3,680,000)    (9,200,000)
                                   -----------       ---------       ----------     -----------  -----------    -----------
Partners' capital
        December 31, 1999          $26,517,489      $8,824,455               -     $17,604,787  $35,297,819    $88,244,550
                                   ===========      ==========       ===========   ===========  ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          Indiantown Cogeneration, L.P
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996
              ----------------------------------------------------

                                                                                        1999             1998            1997
                                                                                        ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ 22,414,020     $ 21,354,967    $ 18,008,777
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Cumulative effect of a change in accounting principle                              -          818,716               -
               Depreciation and amortization                                            15,681,507       15,666,912      15,950,248
               (Increase)  Decrease in accounts receivable-trade                       (1,102,391)        2,113,496         376,789
               Decrease (Increase) in inventories and fuel reserve                       1,904,412        (890,538)       1,332,079
               (Increase) Decrease in deposits and prepaid expenses                       (76,122)          428,029       (470,004)
               Increase (Decrease) in accounts payable, accrued
                  liabilities, accrued interest and scheduled major overhaul              552,186        (2,471,228)     1,819,213
                                                                                        ----------       ----------      ----------
                       Net cash provided by operating activities                        39,373,612       37,020,354      37,017,102
                                                                                        ----------       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant & equipment                                        (2,108,071)      (1,361,673)     (1,338,055)
        (Increase) Decrease in investments held by trustee                             (1,013,585)        9,738,087       5,240,851
                                                                                       -----------        ---------       ---------
                       Net cash (used in) provided by investing activities             (3,121,656)        8,376,414       3,902,796
                                                                                       -----------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Decrease in lease payable--railcars                                              (287,048)        (267,058)       (248,460)
        Payment of bonds                                                               (9,997,000)     (10,265,000)     (9,701,000)
        Capital distributions                                                         (25,970,000)     (35,680,000)    (28,080,382)
                                                                                      ------------     ------------    ------------
              Net cash used in financing activities                                   (36,254,048)     (46,212,058)    (38,029,842)
                                                                                      ------------     ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS                                                                        (2,092)        (815,290)       2,890,056
Cash and cash equivalents, beginning of year                                             2,419,089        3,234,379         344,323
                                                                                        ----------       ----------      ----------
Cash and cash equivalents, end of year                                                  $2,416,997       $2,419,089      $3,234,379
                                                                                        ==========       ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:

              Cash paid for interest                                                  $ 55,039,501     $ 55,879,716    $ 56,665,646
                                                                                      ============     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements
As of December 31, 1999 and 1998

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

The original general partners were Toyan Enterprises ("Toyan"), a California corporation and a wholly-owned special purpose indirect subsidiary of PG&EGenerating Company, LLC and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner was TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets.

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

On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly-owned subsidiary of Palm and indirect wholly-owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20% limited partnership interest from TIFD and TIFD's membership on the Board of Control. On November 24, 1999, Thaleia purchased TIFD's remaining limited partner interest in the Partnership from TIFD. The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                             As of              As of               As of              As of                As of
                           August 21,         October 20,          June 4,          September 20,         November 24,
                            1998                 1998               1999                1999                  1999
                            ----                 ----               ----                ----                  ----
        Toyan               30.05%             30.05%              30.05%              30.05%               30.05%
        Palm                 10%                10%*                10%*                10%*                 10%*
        IPILP              19.95%**           19.95%**             19.95%              19.95%               19.95%
        TIFD                 40%                 40%               20.1%                .1%                   0%
        Thaleia               -                   -                19.9%               39.9%                40.0%

    * Now beneficially owned by Cogentrix.
    **PFT's beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23, 1998.

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

The Partnership is managed by PG&EGenerating Company ("PG&EGen"), formerly known as U.S. Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). PG&EGen and PG&E OSC are general partnerships wholly-owned by PG&EGenerating Company, LLC, an indirect wholly-owned subsidiary of PG&E Corporation.

The Partnership commenced commercial operations on December 22, 1995 (the "Commercial Operation Date").

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation

The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Partnership and ICL Funding. All significant intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash equivalents include short-term investments with original maturities of three months or less.

Inventories

Coal and lime inventories are stated at the lower of cost or market using the average cost method.

Prepaid Expenses

Prepaid expenses of $807,372 as of December 31, 1999, include $500,000 for operation and maintenance funding, $243,135 for insurance costs related to property damage and other general liability policies and $64,237 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

Prepaid expenses of $736,700 as of December 31, 1998, include $500,000 for operations and maintenance funding, $167,634 for insurance costs related to property damage and other liability policies and $69,066 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

Deposits

Deposits are stated at cost and include amounts required under certain of the Partnership's agreements as described in Note 3.

Investments Held by Trustee

The investments held by the trustee represent bond and equity proceeds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $2.0 million is also held long term assets in the accompanying balance sheet at December 31, 1999 (see Note 4).

Property, Plant and Equipment

Property, plant and equipment, which consist primarily of the facility, are recorded at actual cost. The facility is depreciated on a straight-line basis over 35 years with a residual value on the facility approximating 25 percent of the gross Facility costs.

Other property, plant and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from five to seven years). Routine maintenance and repairs are charged to expense as incurred.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. In the opinion of Management of the Partnership, there has been no impact on the Partnership's financial condition or results of operations in 1999, 1998, or 1997.

Fuel Reserve

The fuel reserve, carried at cost, represents an approximate fifteen-day supply of coal held for emergency purposes.

Scheduled Major Overhaul

The Partnership's depreciation is based on the plant being considered as a single property unit. Certain components within the plant will require replacement or overhaul several times within the estimated life of the plant. Scheduled major overhaul represents an accrual for anticipated expenditures for scheduled significant replacement and overhaul costs of the facility. The expense is recognized ratably over the scheduled overhaul cycle of the related equipment.

It is anticipated that the Securities and Exchange Commission ("SEC") will issue a ruling in March 2000 that will change the allowed methods of accounting for scheduled major overhauls. In this ruling, the SEC will announce that it will not accept the accrue in advance method of accounting for scheduled major overhauls currently used by the Partnership. Since the Partnership's partners are required to file with the SEC, the Partnership will need to change its method of accounting for scheduled major overhaul to the as incurred method. The SEC's anticipated ruling will allow companies to recognize the change as a cumulative effect of a change in accounting principle in the year of adoption. Under the ruling, all companies would be required to reflect this change by the end of the first quarter of 2000. As such, the Partnership will reflect a cumulative effect of a change in accounting principle, which will be an increase in net income of $920,536 in its financial statements for the year ending December 31, 2000.

Revenue Recognition

Revenues from the sale of electricity are recorded based on output delivered and capacity provided at rates as specified under contract terms.

Organization Costs

The Partnerships adopted the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") during 1998 which resulted in the write-off of all organization costs reflected on the accompanying balance sheet. The amount of start-up costs previously capitalized, and written-off in 1998, amounted to $818,716.

Deferred Financing Costs

Financing costs, consisting primarily of the costs incurred to obtain project financing, are deferred and amortized using the effective interest rate method over the term of the related permanent financing.

Income Taxes

Under current law, no Federal or state income taxes are paid directly by the Partnership. All items of income and expense of the Partnership are allocable to and reportable by the Partners in their respective income tax returns. Accordingly, no provision is made in the accompanying consolidated financial statements for Federal or state income taxes.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board isssued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The Partnership has also entered into certain other contracts that may meet the definition of derivative instruments under SFAS 133. The Partnership is evaluating all contracts to determine the impact on its financial statements. SFAS 133, as amended, is effective for the Partnership in fiscal year 2001.

3.   DEPOSITS:

In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. In January 1998, the Partnership received a refund of funds in excess of the required deposit as security for the first year maintenance as set forth in the contract between the Partnership and Martin County. The remaining deposit in the amount of $39,804 was included in current assets as of December 31, 1997. These funds were returned in September 1998 when the Partnership submitted a surety bond for the refund amount. In July 1999, Martin County Growth Management Environmental Division authorized release of the funds securing the landscaping.

In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 1999 and 1998, estimated present values of this deposit of $80,000 and $75,000, respectively, are included in deposits in the accompanying consolidated balance sheets. The remaining balance is included in property, plant and equipment as part of total capitalized construction expenses.

4.    BONDS AND NOTES PAYABLE:

First Mortgage Bonds

The Partnership and ICL Funding jointly issued $505,000,000 of First Mortgage Bonds (the "First Mortgage Bonds") in a public issuance registered with the Securities and Exchange Commission. Proceeds from the issuance were used to repay outstanding balances of $273,513,000 on a prior construction loan and to complete the project. The First Mortgage Bonds are secured by a lien on and security interest in substantially all of the assets of the Partnership. The First Mortgage Bonds were issued in 10 separate series with fixed interest rates ranging from 7.38 to 9.77 percent and with maturities ranging from 1996 to 2020. Interest is payable semi-annually on June 15 and December 15 of each year. Interest expense related to the First Mortgage Bonds was $45,138,915, $46,014,161, and $46,800,091 in 1999, 1998, and 1997 respectively.

Future minimum payments related to outstanding First Mortgage Bonds and at December 31, 1999 are as follows (in thousands):

                2000                      $  11,533
                2001                         11,141
                2002                         11,460
                2003                         14,566
                2004                         16,785
                Thereafter                  400,757
                                           ---------
                Total                      $466,242
                                           =========

Tax Exempt Facility Revenue Bonds

The proceeds from the issuance of $113,000,000 of Series 1992A and 1992B Industrial Development Revenue Bonds (the "1992 Bonds") through the Martin County Industrial Development Authority (the "MCIDA") were invested in an investment portfolio with Fidelity Investments Institutional Services Company. On November 22, 1994, the Partnership refunded the 1992 Bonds with proceeds from the issuance of $113,000,000 Series 1994A and of $12,010,000 Series 1994B Tax Exempt Facility Refunding Revenue Bonds which were issued on December 20, 1994 (the Series 1994A Bonds and the Series 1994B Bonds, collectively, the "1994 Tax Exempt Bonds").

The 1994 Tax Exempt Bonds were issued by the MCIDA pursuant to an Amended and Restated Indenture of Trust between the MCIDA and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) as trustee (the "Trustee"). Proceeds from the 1994 Tax Exempt Bonds were loaned to the Partnership pursuant to the MCIDA Amended and Restated Authority Loan Agreement dated as of November 1, 1994 (the "Authority Loan"). The Authority Loan is secured by a lien on and a security interest in substantially all of the assets of the Partnership. The 1994 Tax Exempt Bonds, which mature December 15, 2025, carry fixed interest rates of 7.875 percent and 8.05 percent for Series 1994A and 1994B, respectively. Total interest paid related to the 1994 Tax Exempt Bonds was $9,865,555 for each of the years ended

December 31, 1999, 1998 and 1997. The Tax Exempt Bonds and the First Mortgage Bonds are equal in seniority.

Equity Contribution Agreement

Pursuant to an Equity Contribution Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to the disbursement agreement among the Partnership, the Trustee and the other lenders to the Partnership. On June 15, 1998, the funds were released and subsequently distributed in accordance with the disbursement agreement.

Revolving Credit Agreement

The Revolving Credit Agreement provides for the availability of funds for the working capital requirements of the Partnership. It has a term of seven years from November 1, 1994, subject to extension at the discretion of the bank party thereto. The interest rate is based upon various short-term indices chosen at the Partnership's option and is determined separately for each draw. This credit facility includes commitment fees, to be paid quarterly, of .375 percent on the unborrowed portion. The face amount of the original working capital letter of credit was increased in November 1994 from $10,000,000 to $15,000,000. Under the original and new working capital credit facilities, the Partnership paid $52,836, $54,274 and $57,031 in commitment fees in 1999, 1998 and 1997, respectively. At December 31, 1997, no draws for working capital had been made to the Partnership under the Revolving Credit Agreement. One working capitol loan was made in May and two in June of 1998. They were repaid in July of 1998. Another was made in November 1998 and repaid in December, 1998. In 1999, working capital loans were made in May and June and repaid in July and August, and November and repaid in December.

FPL Termination Fee Letter of Credit

On or before the Commercial Operation Date, the Partnership was required to provide FPL with a letter of credit equal to the total termination fee as defined in the Power Purchase Agreement in each year not to exceed $50,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. At the Commercial Operation Date, this letter of credit replaced the completion letter of credit outlined below. The initial amount of $13,000,000 was issued for the first year of operations and increased to $40,000,000 in January of 1999. During 1999, 1998 and 1997 no draws were made on this letter of credit. Commitment fees of $704,555, $643,076 and $572,819, were paid on this letter of credit in 1999, 1998 and 1997, respectively.

FPL QF Letter of Credit

Within 60 days after the Commercial Operation Date, the Partnership was required to provide a letter of credit for use in the event of a loss of QF status under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The initial amount was $500,000 increasing by $500,000 per agreement year to a maximum of $5,000,000. Pursuant to the terms of the Letter of Credit and

Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. The amount will be used by the Partnership as necessary to maintain or reinstate the qualifying facility status. The Partnership may, in lieu of a letter of credit, make regular cash deposits to a dedicated account in amounts totaling $500,000 per agreement year to a maximum of $5,000,000. In February 1996, the Partnership established a QF account with the Trustee. The balance in this account at December 31, 1999 and 1998, was $2,000,000 and $1,500,000, respectively, and is included in noncurrent, restricted investments held by trustee in the accompanying consolidated balance sheets.

Steam Host Letter of Credit

At financial closing in October 1992, the Partnership provided Caulkins a letter of credit in the amount of $10,000,000 pursuant to the Energy Services Agreement (see Note 6). This letter of credit was terminated in 1994 and a new one was issued with essentially the same terms. In the event of a default under the Energy Services Agreement, the Partnership is required to pay liquidated damages in the amount of $10,000,000. Failure by the Partnership to pay the damages within 30 days allows the steam host to draw on the letter of credit for the amount of damages suffered by Caulkins. As of December 31, 1999, 1998 and 1997, no draws had been made on this letter of credit. Commitment fees of $143,011, $156,315, and $178,862 were paid relating to this letter of credit in 1999, 1998, and 1997, respectively.

Debt Service Reserve Letter of Credit

On November 22, 1994, the Partnership also entered into a debt service reserve letter of credit and reimbursement agreement with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60,000,000 was issued. Such agreement has a rolling term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit are available to pay principal and interest on the First Mortgage Bonds, the 1994 Tax-Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on prior to any drawings on the debt service reserve letter of credit. As of December 31, 1999, 1998 and 1997, no draws had been made on this letter of credit. Commitment fees of $488,281, $877,901 and $875,496 were paid on this letter of credit in 1999, 1998, 1997 and , respectively. On January 11, 1999, pursuant to the Disbursement Agreement, the Debt Service Reserve Letter of Credit was reduced to approximately $30 million.

5.   PURCHASE AGREEMENTS:

Coal Purchase and Transportation Agreement

The Partnership entered into a 30-year purchase contract with Lodestar Energy, Inc. (formerly known as Costain Coal, Inc.), commencing from the first day of the calendar month following the Commercial Operation Date, for the purchase of the facility's annual coal requirements at a price defined in the agreement, as well as for the disposal of ash residue. The Partnership has no obligation to purchase a minimum quantity of coal under this agreement.

In 1997, the Partnership entered into an arrangement with Lodestar and the coal transporter to compensate the Partnership for reduced FPL revenues when the facility runs at minimum load during decommit periods. In exchange for the Partnership's continued purchase and transportation of coal during these periods, Lodestar and the coal transporter each pay the Partnership a portion of the foregone FPL revenues.

On June 8, 1998, the Partnership entered into a 3-year agreement with Lodestar which established an arrangement for the Partnership disposal of ash at alternative locations. The partnership also entered an agreement with VFL Technology Corporation for the disposal of ash.

Lime Purchase Agreement

On May 1, 1992, the Partnership entered into a lime purchase agreement with Chemical Lime Company of Alabama, Inc. for supply of the facility's lime requirements for the facility's dry scrubber sulfur dioxide removal system. The initial term of the agreement is 15 years from the Commercial Operation Date and may be extended for successive 5-year periods. Either party may cancel the agreement after January 1, 2000, upon proper notice. The Partnership has no obligation to purchase a minimum quantity of lime under the agreement. The price of lime was renegotiated in 1999 for a three year period beginning January 1, 2000.

6.   SALES AND SERVICES AGREEMENTS:

Power Purchase Agreement

On May 21, 1990, the Partnership entered into a Power Purchase Agreement with FPL for sales of the facility's electric output. As amended, the agreement is effective for a 30-year period, commencing with the Commercial Operation Date. The pricing structure provides for both capacity and energy payments.

Capacity payments remain relatively stable because the amounts do not vary with dispatch. Price increases are contractually provided. Capacity payments include a bonus or penalty payment if actual capacity is in excess of or below specified levels of available capacity. Energy payments are derived from a contractual formula defined in the agreement based on the actual cost of domestic coal at another FPL plant, St. Johns River Power Park.

Energy Services Agreement

On September 30, 1992, the Partnership entered into an energy services agreement with Caulkins. Commencing on the Commercial Operation Date and continuing throughout the 15-year term of the agreement, Caulkins is required to purchase the lesser of 525 million pounds of steam per year or the minimum quantity of steam per year necessary for the facility to maintain its status as a QF under PURPA. The facility declared Commercial Operation with Caulkins on March 1, 1996.

7.    COMMITMENTS AND CONTINGENCIES

On March 19, 1999, Indiantown Cogeneration, L.P. (the "Partnership") filed a complaint against Florida Power & Light Company ("FPL") in the United States District Court for the Middle

District of Florida. The lawsuit resulted from a course of action pursued by FPL on March 10, 1999, in which FPL purported to exercise its dispatch and control rights under the power sales agreement and disconnected its system from the Partnership. The Partnership believed this act violated the terms of the power sales agreement. In its complaint, the Partnership charged that such conduct was deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the facility's status as a QF under the Public Utility Regulatory Policies Act of 1978.

On March 28, 1999, FPL reconnected the facility to FPL's system. FPL had moved to dismiss the entire amended complaint and ICLP filed its opposition papers on August 2, 1999. The Court has ordered a mediation session and set a trial date in April 2001. If the facility was unable to maintain its QF status, it would be in default under the PPA. Management and legal counsel believe that it is too early in the proceedings to predict the outcome of the case and any impact on the net income.

8.    RELATED PARTY TRANSACTIONS:

Management Services Agreement

The Partnership has a Management Services Agreement with PG&EGen, a California general partnership and a wholly owned indirect subsidiary of PG&EGenLLC, for the day-to-day management and administration of the Partnership's business relating to the Facility. The agreement commenced on September 30, 1992 and will continue through August 31, 2026. Compensation to PG&EGen under the agreement includes an annual base fee of $650,000 (adjusted annually), wages and benefits for employees performing work on behalf of the Partnership and other costs directly related to the Partnership. Payments of $4,120,468, $2,800,644, and $1,981,174 in 1999, 1998 and 1997, were made to PG&EGen, respectively. At December 31, 1999 and 1998, the Partnership owed PG&EGen $432,068 and $420,605, respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

Operations and Maintenance Agreement

The Partnership has an Operation and Maintenance Agreement with PG&E OSC, a California general partnership and a wholly owned indirect subsidiary of PG&EGenLLC, for the operations and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Thereafter, the agreement will be automatically renewed for periods of 5 years until terminated by either party with 12 months notice. If targeted plant performance is not reached, PG&E OSC will pay liquidated damages to the Partnership. Compensation to PG&E OSC under the agreement includes an annual base fee of $1.5 million ($900,000 of which is subordinate to debt service and certain other costs), certain earned fees and bonuses based on the Facility's performance and reimbursement for certain costs including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as a percentage of payroll and personnel costs. The fees are adjusted quarterly by a measure of inflation as defined in the agreement. Payments of $9,790,473, $9,605,917, and $9,708,409 were made to PG&E OSC in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, the Partnership owed PG&E OSC $836,346 and $646,888 respectively, which is included in accounts payable in the accompanying consolidated balance sheets.

Railcar Lease

The Partnership entered into a 15 year Car Leasing Agreement with GE Capital Railcar Services Corporation, an affiliate of GECC, to furnish and lease 72 pressure differential hopper railcars to the Partnership for the transportation of fly ash and lime. The cars were delivered starting in April 1995, at which time the lease was recorded as a capital lease. The leased asset of $5,753,375 and accumulated depreciation of $1,784,463 is included in property, plant and equipment at December 31, 1999. Payments of $629,856, including principal and interest, were made in 1999, 1998 and 1997 and the lease obligation of approximately $4,583,700, $4,870,747 and $5,137,805 at December 31, 1999, 1998, and 1997, respectively, is reported as a lease payable in the accompanying consolidated balance sheets.

          Future minimum payments related to the Car Leasing Agreement at December 31, 1999 are approximately as follows:

       2000                                     $ 629,856
       2001                                       629,856
       2002                                       629,856
       2003                                       629,856
       2004                                       629,856
       Thereafter                               3,374,623
                                                ---------
          Total minimum lease payments          6,523,903
       Interest portion of lease payment       (1,940,203)
                                               ----------

       Present value of future minimum
       lease payments                           4,583,700
       Current portion                           (308,534)
                                               -----------
       Long-term portion                      $ 4,275,166
                                              ============
Distribution to Partners

On June 15 and December 15, 1999, as provided in the Partnership Agreement, Indiantown distributed approximately $16.8 million and $9.2 million, respectively, to the Partners. An additional $1.8 million of distributable cash was retained for capital projects and is included in cash and cash equivalents as of December 31, 1999, on the accompanying consolidated balance sheet. Funds distributed were from electric and steam revenues collected during the fourth and third full years of commercial operations.

9.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of certain of the Partnership's financial instruments at December 31, 1999 and 1998:

                                                   December 31, 1999
          Financial Liabilities                     Carrying Amount                    Fair Value
          ---------------------                    -----------------                   ----------

        1994 Tax Exempt Bonds                        $125,010,000                     $127,510,200
        First Mortgage Bonds                         $466,242,000                     $465,188,912

                                                   December 31, 1998
          Financial Liabilities                     Carrying Amount                    Fair Value
          ---------------------                    -----------------                   ----------

        1994 Tax Exempt Bonds                        $125,010,000                     $146,749,907
        First Mortgage Bonds                         $476,239,000                     $564,777,850
For the 1994 Tax Exempt Bonds and First Mortgage Bonds, the fair values of the Partnership's bonds payable are based on the stated rates of the 1994 Tax Exempt Bonds and First Mortgage

Bonds and current market interest rates to estimate market values for the 1994 Tax Exempt Bonds and the First Mortgage Bonds.

The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, deposits, prepaid expenses, investments held by trustee, accounts payable, accrued liabilities and accrued interest approximate fair value because of the short maturities of these instruments.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 14, 2000 in this Form 10-K included in Registration Statement File No. 33-82034. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 1999 or performed any audit procedures subsequent to the date of our report.

/s/ ARTHUR ANDERSEN LLP

Vienna, VA
March 30, 2000

Item 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10   DIRECTORS AND EXECUTIVE OFFICERS

Indiantown Cogeneration, L.P. Board of Control

          The following table sets forth the names, ages and positions of the members of the Board of Control of the Partnership. Members of the Board of Control are selected from time to time by, and serve at the pleasure of, the Partners of the Partnership.

                        Name                          Age                        Position
                        ----                          ---                        --------
     Thomas J. Bonner.................                 45                Palm Representative and
                                                                          Thaleia Representative
     Thomas F. Schwartz ............                   38                Palm Representative and
                                                                          Thaleia Representative
     P. Chrisman Iribe..................               48                  IPILP Representative
     Sanford L. Hartman..........                      46                  IPILP Representative
          Thomas J. Bonner is Vice President - Asset Management for Cogentrix Energy, Inc. and has been with Cogentrix since 1987. Prior to joining Cogentrix Energy, Inc., Mr. Bonner spent five years as a utilities manager in an integrated fiber and chemical production facility. Mr. Bonner holds a B.S. from the U.S. Naval Academy, and an M.B.A. from Old Dominion University.

          Thomas F. Schwartz is Group Senior Vice President and Chief Financial Officer of Cogentrix Energy, Inc. He is responsible for the areas of corporate finance and tax planning. Mr. Schwartz joined Cogentrix Energy, Inc. in 1991, and has held various positions in accounting and finance. Prior to joining Cogentrix Energy, Inc., Mr. Schwartz was Audit Manager with Arthur Andersen, LLP. Mr. Schwartz holds a B.A. degree in accounting from the University of North Carolina - Charlotte.

          P. Chrisman Iribe is President of PG&EGenerating Company and has been with PG&EGenerating Company, LLC ("PG&EGenLLC") since it was formed in 1989. Prior to joining PG&EGenLLC, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe holds a B.A. degree in Economics from George Washington University.

          Sanford L. Hartman joined PG&EGenLLC's legal group in 1990 and became its General Counsel in April 1999. Prior to joining PG&EGenLLC, Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City and was an attorney with Bishop, Cook, Purcell & Reynolds, a Washington, D.C., law firm. Hartman has a BA in Political Science from Drew University and a JD from Temple University.

ICL Funding Corporation Board of Directors

          The following table sets forth the names, ages and positions of the directors and executive officers of ICL Funding. Directors are elected annually and each elected director holds office until a successor is elected. Officers are elected from time to time by vote of the Board of Directors.

           Name                     Age                      Position
           ----                     ---                      --------
        P. Chrisman Iribe           47                   Director, President
        Sanford L. Hartman          46                   Director
        John R. Cooper              51                   Vice President, Chief
                                                         Financial Officer and
                                                         Principal Accounting
                                                         Officer

Item 11   REMUNERATION OF DIRECTORS AND OFFICERS

          No cash compensation or non-cash compensation was paid in any prior year or is currently proposed to be paid in the current calendar year by ICL Funding or the Partnership to any of the officers and directors listed above. Accordingly, the Summary Compensation Table and other tables required under Item 402 of the Securities and Exchange Commission's Regulation S-K have been omitted, as presentation of such tables would not be meaningful.

          Management services for the Partnership are being performed by PG&EGen on a cost-plus basis in addition to the payment of a base fee. Operation and maintenance services for the Partnership will be performed by PG&E OSC on a cost-plus basis. In addition to a base fee, PG&E OSC may earn certain additional fees and bonuses based on specified performance criteria.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

Partnership interests in the Partnership, as of December 31, 1999, are held as follows:

                      Toyan                       30.05% L.P.
                      IPILP                       19.95% G.P.
                      Palm                        10.00% G.P.
                      Thaleia                     40.00% L.P.
          All of the outstanding shares of common stock of ICL Funding are owned by the Partnership.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Partnership has several material contracts with affiliated entities. These contracts, which include the Construction Contract, the Management Services Agreement, the Operations and Maintenance Agreement and the Railcar Lease, are described elsewhere in this report, most notably in Note 7 to the Partnership's consolidated financial statements.

PART IV

Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K

        a) Documents filed as of this Report                              Page
                                                                          ----
           (1)    Consolidated financial statements:

                  Report of Independent Public Accountants............     16

                  Consolidated Balance Sheets as of
                  December 31, 1999 and December 31, 1998 ............     17

                  Consolidated Statements of Operations for the
                  years ended December 31, 1999, 1998 and 1997........     19

                  Consolidated Statements of Changes
                  in Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997....................     20

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1999, 1998 and 1997.......      22

                  Notes to Consolidated Financial
                  Statements.........................................      23

               (2)    Consolidated Financial Statement
                      Schedules......................................    None

        b) Reports on Form 8-K:                                          None

        c) Exhibits:

      Exhibit
        No.                          Description

        3.1     Certificate of Incorporation of Indiantown  Cogeneration Funding
                Corporation.*

        3.2     By-laws of Indiantown Cogeneration Funding Corporation.*

        3.3     Certificate of Limited  Partnership of Indiantown  Cogeneration,
                L.P.*

        3.4     Amended and Restated Limited Partnership Agreement of Indiantown
                Cogeneration,   L.P.,  among  Palm  Power   Corporation,   Toyan
                Enterprises and TIFD III-Y Inc.*

        3.5     Form  of  First  Amendment  to  Amended  and  Restated   Limited
                Partnership Agreement of Indiantown Cogeneration, L.P.*

        4.1     Trust Indenture,  dated as of November 1, 1994, among Indiantown
                Cogeneration Funding Corporation, Indiantown Cogeneration, L.P.,
                and  NationsBank  of  Florida,   N.A.,  as  Trustee,  and  First
                Supplemental Indenture thereto.**

        4.2     Amended  and  Restated  Mortgage,  Assignment  of Leases,  Rents,
                Issues and  Profits and  Security  Agreement  and Fixture  Filing
                among Indiantown  Cogeneration,  L.P., as Mortgagor,  and Bankers
                Trust Company as Mortgagee,  and NationsBank of Florida, N.A., as
                Disbursement  Agent  and,  as when and to the  extent  set  forth therein,  as Mortgagee with respect to the Accounts,  dated as of
                November 1, 1994.**

        4.3     Assignment   and   Security    Agreement   between    Indiantown
                Cogeneration,  L.P.,  as Debtor,  and Bankers  Trust  Company as
                Secured Party, and NationsBank of Florida, N.A., as Disbursement
                Agent  and,  as when,  and to the extent  set forth  therein,  a
                Secured Party with respect to the Accounts, dated as of November
                1, 1994.**

        10.1.1  Amended and Restated  Indenture of Trust  between  Martin County
                Industrial Development Authority,  as Issuer, and NationsBank of
                Florida, N.A., as Trustee, dated as of November 1, 1994.**

        10.1.2  Amended and  Restated  Authority  Loan  Agreement by and between
                Martin County  Industrial  Development  Authority and Indiantown
                Cogeneration, L.P., dated as of November 1, 1994.**

        10.1.3  Letter of Credit and  Reimbursement  Agreement among  Indiantown
                Cogeneration,  L.P., as Borrower,  and the Banks Named  Therein,
                and Credit Suisse, as Agent, dated as of November 1, 1994.**

        10.1.4  Disbursement  Agreement,  dated as of  November  1, 1994,  among
                Indiantown  Cogeneration,  L.P., Indiantown Cogeneration Funding
                Corporation,   NationsBank  of  Florida,   N.A.,  as  Tax-Exempt
                Trustee,  NationsBank  of  Florida,  N.A.,  as  Trustee,  Credit
                Suisse, as Letter of Credit Provider,  Credit Suisse, as Working
                Capital  Provider,  Banque  Nationale de Paris,  as Debt Service
                Reserve Letter of Credit  Provider,  Bankers Trust  Company,  as
                Collateral   Agent,   Martin   County   Industrial   Development
                Authority,  and  NationsBank of Florida,  N.A., as  Disbursement
                Agent.**

        10.1.5  Revolving Credit Agreement among Indiantown Cogeneration,  L.P., as Borrower,  and the Banks Named Therein, and Credit Suisse, as
                Agent, dated as of November 1, 1994.**

        10.1.6  Collateral  Agency  and  Intercreditor  Agreement,  dated  as of
                November 1, 1994, among NationsBank of Florida, N.A., as Trustee under  the  Trust  Indenture,  dated  as of  November  1,  1994,
                NationsBank  of Florida,  N.A., as Tax-Exempt  Trustee under the
                Tax Exempt  Indenture,  dated as of  November  1,  1994,  Credit
                Suisse, as letter of Credit Provider,  Credit Suisse, as Working
                Capital  Provider,  Banque  Nationale de Paris,  as Debt Service
                Reserve  Letter of  Credit  Provider,  Indiantown  Cogeneration,
                L.P., Indiantown Cogeneration Funding Corporation, Martin County
                Industrial Development Authority,  NationsBank of Florida, N.A.,
                as Disbursement Agent under the Disbursement  Agreement dated as of November 1, 1994,  and Bankers Trust  Company,  as Collateral
                Agent.**

        10.1.7  Amended and Restated  Equity Loan Agreement dated as of November
                1, 1994, between Indiantown Cogeneration, L.P., as the Borrower, and TIFD III-Y Inc., as the Equity Lender.**

        10.1.8  Equity  Contribution  Agreement,  dated as of  November 1, 1994, between TIFD III-Y Inc. and  NationsBank  of Florida,  N.A.,  as
                Disbursement Agent.**

        10.1.9  GE Capital  Guaranty  Agreement,  dated as of  November 1, 1994, between General Electric Capital Corporation,  as Guarantor, and
                NationsBank of Florida, N.A., as Disbursement Agent.**

        10.1.11 Debt  Service   Reserve  Letter  of  Credit  and   Reimbursement
                Agreement among Indiantown Cogeneration,  L.P., as Borrower, and the Banks  Named  Therein,  and Banque  Nationale  de Paris,  as
                Agent, dated as of November 1, 1994.**

        10.2.18 Amendment  No. 2 to Coal Purchase  Agreement,  dated as of April
                19, 1995.***

        10.2.19 Fourth  Amendment  to  Energy  Services  Agreement,  dated as of
                January 30, 1996.****

21    Subsidiaries of Registrant*

27    Financial Data Schedule. (For electronic filing purposes only.)

99    Copy of Registrants' press release dated January 3, 1996.****

99.1    Copy of Registrant's complaint against FPL filed March 19, 1999.*****

99.2    Copy of Registrant's Second Amended Complaint against FPL filed March 21, 2000.

__________________
* Incorporated by reference from the Registrant Statement on Form S-1, as amended, file no. 33-82034 filed by the Registrants with the SEC in July 1994.
** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in December 1994.

*** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the
Registrants with the SEC in May 1995.
**** Incorporated by reference from the current report on Form 8-K, file no. 33-82034 filed by the Registrants with the SEC in January 1996.
*****Incorporated by reference from the quarterly report on Form 10-Q file no. 33-82034 filed by the Registrants with the SEC in May 1996.
***** Incorporated by reference from the current report on Form 8-K file no. 33-82034 filed by the Registrants with the SEC in March 1999.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 30, 2000.

                                            INDIANTOWN COGENERATION, L.P.

Date:  March 30, 2000                       /s/ John R. Cooper
                                            --------------------------------
                                            Name: John R. Cooper
                                            Title: Chief Financial Officer,
                                                   Principal Accounting Officer
                                                   and Senior Vice President
          Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                      Date

/s/ P. Chrisman Iribe        Member of Board of Control,       March 30, 2000
---------------------        President and Secretary
P. Chrisman Iribe

/s/ John R. Cooper           Chief Financial Officer,          March 30, 2000
---------------------          Principal Accounting
John R. Cooper                 Officer and Senior
                               Vice President

/s/ Thomas J. Bonner         Member of Board of Control        March 30, 2000
---------------------
Thomas J. Bonner

/s/ Thomas F. Schwartz       Member of Board of Control        March 30, 2000
----------------------
Thomas F. Schwartz

/s/ Sanford L. Hartman       Member of Board of Control        March 30, 2000
----------------------       and Senior Vice President
Sanford L. Hartman

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 30, 1999.

                                            INDIANTOWN COGENERATION
                                            FUNDING CORPORATION

Date:  March 30, 2000                       /s/ John R. Cooper
                                            ---------------------------------
                                             Name: John R. Cooper
                                             Title: Chief Financial Officer,
                                                    Principal Accounting Officer
                                                    and Vice President
Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.
Signature                              Title                           Date

/s/ P. Chrisman Iribe           Director and President           March 30, 2000
----------------------
P. Chrisman Iribe

/s/ John R. Cooper              Chief Financial Officer,         March 30, 2000
----------------------            Principal Accounting
John R. Cooper                    Officer and Vice President