Form 10-Q
period 2000-06-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2001-08-13
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

PART I  FINANCIAL INFORMATION                                               Page
                                                                             No.

Item 1  Financial Statements:

        Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and
               December 31, 1999..............................................1
        Consolidated Statements of Operations for the
               Six Months Ended June 30, 2000 (Unaudited) and June 30, 1999
               (Unaudited)....................................................3
        Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 (Unaudited) and June 30, 1999
               (Unaudited)....................................................4

        Notes to Consolidated Financial Statements (Unaudited) ...............5

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations......................8

PART II OTHER INFORMATION

                                       -i-

                                     PART I
                              FINANCIAL INFORMATION

                          Indiantown Cogeneration, L.P.
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999
                    -----------------------------------------

                                                                                June 30,                   December 31,
                            ASSETS                                                2000                         1999
---------------------------------------------------------------            --------------------        ---------------------
                                                                                (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                             $         1,179,476         $          2,416,997
     Accounts receivable-trade                                                      14,195,106                   13,471,985
     Inventories                                                                     1,170,225                    1,146,017
    Prepaids                                                                         1,160,015                      807,372
     Deposits                                                                           44,450                       44,450
    Investments held by Trustee, including restricted funds
        of $2,741,432 and $2,752,669, respectively
                                                                                     3,549,368                    3,283,909
                                                                           --------------------        ---------------------
               Total current assets                                                 21,298,640                   21,170,730
                                                                           --------------------        ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                               14,549,425                   14,501,877

DEPOSITS                                                                               153,517                       80,000

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                            8,582,363                    8,582,363
     Electric and steam generating facilities                                      699,955,226                  698,401,089
     Less accumulated depreciation                                                (72,953,072)                 (65,534,397)
                                                                           --------------------        ---------------------
               Net property, plant & equipment                                     635,584,517                  641,449,055
                                                                           --------------------        ---------------------

FUEL RESERVE                                                                         2,079,376                    1,318,099

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $44,266,934 and $43,854,648, respectively
                                                                                    15,919,982                   16,332,268
                                                                           --------------------        ---------------------
               Total assets                                                       $689,585,457                 $694,852,029
                                                                           ====================        =====================

The accompanying notes are an integral part of these consolidated balance sheets.

                         Indiantown Cogeneration, L. P.
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999
                    -----------------------------------------

                                                                        June 30,                  December 31,
LIABILITIES AND PARTNERS' CAPITAL                                         2000                        1999
---------------------------------                                ----------------------     -----------------------
                                                                       (Unaudited)

CURRENT LIABILITIES:
     Accrued payables/liabilities                                $          11,881,276      $            7,584,226
     Accrued interest                                                        2,395,902                   2,267,017
     Current portion - First Mortgage Bonds                                 11,337,015                  11,533,135
     Current portion lease payable - railcars                                  319,873                     308,534
     Working Capital Loan                                                    1,202,974                           -
                                                                   --------------------      ----------------------
               Total current liabilities                                    27,137,040                  21,692,912
                                                                   --------------------      ----------------------

LONG TERM DEBT:
     First Mortgage Bonds                                                  449,138,417                 454,708,865
     Tax Exempt Facility Revenue Bonds                                     125,010,000                 125,010,000
     Lease payable - railcars                                                4,112,344                   4,275,166
                                                                   --------------------      ----------------------
               Total long term debt                                        578,260,761                 583,994,031

      Reserve-Major Maintenance                                                      -                     920,536
                                                                   --------------------      ----------------------
               Total liabilities                                           605,397,801                 606,607,479
                                                                   --------------------      ----------------------

PARTNERS' CAPITAL:
    Toyan Enterprises                                                       25,298,390                  26,517,489
    Palm Power Corporation                                                   8,418,765                   8,824,455
    Indiantown Project Investment Partnership                               16,795,438                  17,604,787
    Thaleia                                                                 33,675,063                  35,297,819
                                                                   --------------------      ----------------------
               Total partners' capital                                      84,187,656                  88,244,550

               Total liabilities and partners' capital                    $689,585,457                $694,852,029
                                                                   --------------------      ----------------------
               Capital                                                    $721,268,887                $708,139,691
                                                                   ====================      ======================

The accompanying notes are an integral part of these consolidated balance sheets.

                          Indiantown Cogeneration, L.P.
                      Consolidated Statements of Operations
            For the Six Months Ended June 30, 2000 and June 30, 1999
            --------------------------------------------------------

                                                                     Six Months Ended              Six Months Ended
                                                                       June 30, 2000                June 30, 1999
                                                                     ----------------              ----------------
                                                                        (Unaudited)                (Unaudited)

Operating Revenues:
     Electric capacity and capacity bonus revenue                        $61,902,210                  $61,792,499
     Electric energy revenue                                              24,743,970                   14,354,858
     Steam revenue                                                            48,920                       61,026
                                                                      --------------               --------------
         Total operating revenues                                         86,695,100                   76,208,383
                                                                      --------------               --------------

Cost of Sales:
     Fuel and ash                                                         25,697,129                   14,865,879
     Operating and maintenance                                             9,847,441                    8,725,799
     Depreciation                                                          7,574,455                    7,682,245
                                                                      --------------               --------------
         Total cost of sales                                              43,119,025                   31,273,923
                                                                      --------------               --------------

Gross Profit                                                              43,576,075                   44,934,460
                                                                      --------------               --------------
Other Operating Expenses:
     General and administrative                                            2,470,428                    2,076,805
     Insurance and taxes                                                   3,216,646                    3,316,904
                                                                      --------------               --------------
         Total other operating expenses                                    5,687,074                    5,393,709
                                                                      --------------               --------------

Operating Income                                                          37,889,001                   39,540,751
                                                                      --------------               --------------
Non-Operating Income (Expenses):
     Interest expense                                                   (28,707,972)                 (28,847,362)
     Interest/Other income                                                 1,141,541                      931,992
                                                                      --------------               --------------
         Net non-operating expense                                      (27,566,431)                 (27,915,370)
                                                                      --------------               --------------

Income before cumulative effect  of                                       10,322,570                   11,625,381
         change in accounting principle

Cumulative effect of change in accounting principle                          920,536                            -
                                                                      --------------               --------------
Net Income                                                              $11,243,106                  $11,625,381
                                                                      ==============               ==============

The accompanying notes are an integral part of these consolidated statements.

                          Indiantown Cogeneration, L.P.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2000 and 1999
                -----------------------------------------------

                                                                                Six Months                Six Months
                                                                                  Ended                      Ended
                                                                                 June 30,                  June 30,
                                                                                   2000                      1999
                                                                            --------------------     ----------------------
                                                                               (Unaudited)                (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                         $       11,243,106       $          11,625,381
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                     7,987,772                   8,100,914
                   Increase in accounts receivable                                   (723,121)                 (1,242,330)
                   (Increase)decrease inventories and fuel reserves                  (785,485)                   2,123,839
                   Increase in deposits and prepaids                                 (426,160)                   (393,322)
                   Increase in accounts payable, accrued liabilities
                       and accrued interest                                           4,425,934                  2,642,218
                   (Decrease) increase in major maintenance                          (920,536)                     204,390
                       reserve

                   Decrease in lease payable                                         (151,483)                   (140,934)
                                                                            -------------------      ----------------------
                           Net cash provided by operating activities                20,650,027                  22,920,156
                                                                            -------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                                (1,710,949)                 (1,120,205)
            Increase in investment held by trustee                                   (313,005)                   (431,251)
                           Net cash used in investing activities                   (2,023,954)                 (1,551,454)

    CASH FLOWS FROM FINANCING ACTIVITIES:
             Payment of bonds                                                      (5,766,567)                 (4,998,000)
             Capital distributions                                                (15,300,000)                (16,770,000)
             Increase in working capital loan                                        1,202,974                           -
                                                                            -------------------      ----------------------
                           Net cash used in financing activities                  (21,066,567)                (21,768,000)
                                                                            -------------------      ----------------------

    CHANGE IN CASH AND CASH EQUIVALENTS                                            (1,237,521)                   (399,298)
    CASH and CASH EQUIVALENTS, beginning of year                                     2,416,997                   2,419,089
                                                                             ------------------      ----------------------
    CASH and CASH EQUIVALENTS, end of period                                 $       1,179,476       $           2,019,791
                                                                             ==================      ======================

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements
As of June 30, 2000
(Unaudited)

1.  ORGANIZATION AND BUSINESS:

          Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company ("FPL") and supplies steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility.

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

          In 1998, Toyan consummated transactions with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT, through a new partnership (Indiantown Project Investment, L.P. ("IPILP")) with Toyan, became a new general partner in the Partnership. Toyan is the sole general partner of IPILP. Prior to the PFT transaction, Toyan converted some of its general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. In addition, Bechtel Enterprises, sold all of the stock of Palm to a wholly owned indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). Palm holds a 10% general partner interest in the Partnership.

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
Thaleia          --                --                   19.9%*            39.9%*                40%*

*Now beneficially owned by Cogentrix.
**PFT’s beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23, 1998.

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

          The Partnership is managed by PG&E Generating Company ("PG&E Gen"), formerly known as U.S. Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). PG&E Gen and PG&E OSC are general partnerships wholly-owned by PG&E Generating Company, LLC, an indirect wholly-owned subsidiary of PG&E National Energy Group.

2.  FINANCIAL STATEMENTS:

          The consolidated balance sheets as of June 30, 2000, and the consolidated statements of operations and cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

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

          The Securities and Exchange Commission ("SEC") has recently stated that it objects to the accrue in advance method for scheduled significant replacement and overhaul costs. The SEC has asked the Accounting Standards Executive Committee ("AcSEC") to issue guidance related to accounting for these costs, which will not include the accrue in advance method. Prior to the issuance of guidance from the AcSEC, the SEC has stated that it will allow companies to recognize the change from accrue in advance as a cumulative effect of a change in accounting principle. The Partnership has, therefore, changed its method of accounting for scheduled major overhaul to the as incurred method. The Partnership has recognized a cumulative effect of a change in accounting principle of $920,536 in its financial statements for the period ending June 30, 2000.

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

3.   DEPOSITS:

          In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of June 30, 2000 and December 31, 1999, estimated present value of this deposit was $153,517 and $80,000, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of June 30, 2000, the Partnership had approximately $636 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the six months ended June 30, 2000, the Partnership had total operating revenues of approximately $86.7 million, total operating costs of $48.8 million, total net interest expenses of approximately $27.6 million, and a cumulative effect of change in accounting principle of $0.9 million, resulting in net income of approximately $11.2 million.

          The Partnership is engaged in litigation with FPL, the Partnership's primary source of revenue. Under certain circumstances, an adverse ruling in the litigation could have a material adverse effect on the Partnership's business and financial condition. Please see Part II Item 1, Legal Proceedings, for a description of the litigation, and Part II, Item 5, Other Information, for a description of the Partnership's options to mitigate the risk posed by an adverse ruling in such litigation. On July 31, 2000, FPL announced that it would combine with Entergy Corp. The combination remains subject to many contingencies and regulatory approvals and the Partnership can not determine what impact, if any, such combination would have on the Partnership or its business.

          The Partnership has obtained all material environmental permits and approvals required as of June 30, 2000, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

          The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

Results of Operations

          For the six months ending June 30, 2000 and 1999, the Facility achieved an average Capacity Billing Factor of 99.06% and 100.92%, respectively. This resulted in earning monthly capacity payments aggregating $56.3 million and $56.2 million and bonuses aggregating $5.6 million for the six months ended June 30, 2000 and 1999, respectivley. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the six months ended June 30, 2000, the Facility was dispatched by FPL and generated 1,079,071 megawatt-hours compared to 616,585 megawatt-hours during the same period in 1999. The increase was due to higher oil and gas prices incurred by FPL during the first and second quarters to generate energy from its facilities. The monthly dispatch rate for the first six months of 2000 ranged from 62% to 96%, as compared to a range of 18% to 67% for the corresponding period in 1999.

          Net income for the six months ended June 30, 2000, was approximately $11.2 million compared to the net income of approximately $11.6 million for the corresponding period in the prior year. The $0.4 million decrease is primarily attributable to higher net energy costs of $0.4 million, higher general and administrative costs of $0.4 million for legal fees for the FPL litigation and an increase in operating and maintenance costs of $1.1 million due to the increase in dispatch. This is offset by an increase in capacity revenue of $0.1 million, a reduction in insurance and taxes of $0.1 million, a decrease in net non-operating expenses of $0.4 million, and an expense reversal of $0.9 million for a cumulative change in accounting principle relating to major maintenance costs.

Electric Energy Revenues

                                   For the six months ended
                                   June 30, 2000                June 30, 1999
                                   -------------                -------------

Revenues                            $86.7 million               $76.2 million
KWhs                                1,079.1                     616.6
Average Capacity Billing Factor     99.06%                      100.92%
Average Dispatch Rate               80.07%                      43.15%

          For the six months ended June 30, 2000, the Partnership had total operating revenues of approximately $86.7 million as compared to $76.2 million for the corresponding period in the prior year. The $10.5 million increase in operating revenue is primarily due to higher energy revenue resulting from higher dispatch by FPL.

          Costs of revenues for the six months ended June 30, 2000, were approximately $43.1 million on sales of 1,079,071 MWhs as compared to $31.3 million on sales of 616,585 MWhs for the corresponding period in the prior year. This increase is primarily a result of higher fuel and ash costs of $10.8 million and an increase of $1.1 million for operating and maintenance costs, both resulting from higher dispatch.

          Total other operating expenses for the six months ended June 30, 2000, were approximately $5.7 million compared to the $5.4 million of total other operating expenses for the corresponding period in the prior year. The $0.3 million increase is due primarily to higher general and administrative expenses for legal expenses for the FPL litigation.

          Net interest expense for the six months ended June 30, 2000, of approximately $27.6 million compared to $27.9 million of net interest expense for the same period in the prior year.

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

          The Partnership's total borrowings from inception through June 30, 2000 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of June 30, 2000, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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
The weighted average interest rate paid by the Partnership on its debt for the six months ended June 30, 2000 and 1999, was 9.204% and 9.167%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of June 30, 2000, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of June 30, 2000, no drawings have been made on the debt service reserve letter of credit.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. As of June 30, 2000, sixteen working capital loans had been made to the Partnership under the working capital loan facility. All but two working capital loans for a total of approximately $1.2 million were repaid.

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

          Since the loss of Qualifying Facility status may result in an event of default under the Power Purchase Agreement, the Partnership must take action to address this matter. The Partnership continues to investegate various alternatives to mitigate its QF risk. These are described under "QF Mitigation Options" below.

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

          On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On April 23, 1999, FPL filed answer to the counts which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint which was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL moved to dismiss the entire amended complaint and the Partnership filed its opposition papers August 2, 1999. The Court granted FPL's motion to dismiss only with respect to the first count of the complaint. The Partnership has amended its complaint to address issues raised by the Court in its decision to dismiss this count. The second amended complaint which was filed on March 21, 2000, is attached as an exhibit to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. On April 7, 2000, FPL filed a motion to dismiss ICL's second amended complaint and the Partnership filed its opposition papers April 21, 2000. The Court has not yet ruled on FPL's motion to dismiss the second amended complaint. The court approved a temporary suspension of discovery activities while FPL and the Partnership attempt to resolve the litigation. The Court has also ordered a mediation session. In addition, a trial period has been established by the Court in April 2001.

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

Item 5   OTHER INFORMATION

QF Mitigation Options

          If the court rules against the Partnership in the litigation with FPL, the Facility could lose its QF status, unless the Partnership is able to implement mitigating action. Loss of QF status would result in an event of default under the Power Purchase Agreement and the indenture for the Bonds. Unless cured, such events of default would have a material adverse effect on the Partnership’s business, results of operation and financial condition.

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

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of June 30, 2000, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

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

Energy Prices

          In October 1999, FPL filed with the Florida Public Service Commission its projections for its 2000-2001 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Since capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership’s ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins’ processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership’s steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the six months ended June 30, 2000, FPL has not requested the Partnership to decommit the Facility. The Partnership’s election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices.

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

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

          a)    Reports on Form 8-K:

                 None

          b)    Exhibits:

        Exhibit
          No.                                       Description
        -------                                     -----------

          27                                   Financial Data Schedule

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDIANTOWN COGENERATION, L.P.
                                      (Co-Registrant)

Date:  August 14, 2000                --------------------------------
                                      John R. Cooper
                                      Vice President and Chief Financial Officer

                                      INDIANTOWN COGENERATION FUNDING
                                      CORPORATION
                                      (Co-Registrant)

Date:  August 14, 2000                --------------------------------
                                      John R. Cooper
                                      Vice President and Chief Financial Officer