Form 10-Q
period 2000-09-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2001-08-13
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2000

Commission File Number 33-82034

INDIANTOWN COGENERATION, L.P.
(Exact name of co-registrant as specified in its charter)

                                                      Delaware                                                                                                 52-1722490
                                    (State or other jurisdiction of                                                       (IRS Employer Indentification Number)
                                    incorporation or organization)

INDIANTOWN COGENERATION FUNDING CORPORATION
(Exact name of co-registrant as specified in its charter)

                                                      Delaware                                                                                                 51-1889595
                                    (State or other jurisdiction of                                                       (IRS Employer Identification Number)
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

PART I  FINANCIAL INFORMATION                                          Page No.

Item 1  Financial Statements:

        Consolidated Balance Sheets as of September 30, 2000
           (Unaudited) and December 31, 1999..............................1
        Consolidated Statements of Operations for the
           Nine Months Ended September 30, 2000 (Unaudited) and
           September 30, 1999 (Unaudited).................................3
        Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2000 (Unaudited) and September 30, 1999
           (Unaudited)....................................................4

        Notes to Consolidated Financial Statements (Unaudited) ...........5

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................11

PART II OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of September 30, 2000 and December 31, 1999

                                                                             September 30,                December 31,
                            ASSETS                                                2000                        1999
---------------------------------------------------------------            -------------------        ---------------------
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $          977,391          $         2,416,997
     Accounts receivable-trade                                                     14,331,046                   13,471,985
     Inventories                                                                    1,172,034                    1,146,017
     Prepaids                                                                         864,604                      807,372
     Deposits                                                                          44,450                       44,450
     Investments held by Trustee, including
        restricted funds of $19,211,173 and
        $2,752,669, respectively                                                   26,293,173                    3,283,909
                                                                           -------------------        ---------------------
               Total current assets                                                43,682,698                   21,170,730
                                                                           -------------------        ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                              14,577,666                   14,501,877

DEPOSITS                                                                              156,413                       80,000

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                           8,582,363                    8,582,363
     Electric and steam generating facilities                                     700,143,380                  698,401,089
     Less accumulated depreciation                                               (76,744,786)                 (65,534,397)
                                                                           -------------------        ---------------------
               Net property, plant & equipment                                    631,980,957                  641,449,055
                                                                           -------------------        ---------------------

FUEL RESERVE                                                                        2,617,094                    1,318,099

DEFERRED FINANCING COSTS, net of
     accumulated amortization of $44,473,073 and
     $43,854,648, respectively
                                                                                   15,713,843                   16,332,268
                                                                           -------------------        ---------------------
               Total assets                                              $        708,728,671       $          694,852,029
                                                                           ===================        =====================

The accompanying notes are an integral part of these consolidated balance sheets.

                                                               1

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of September 30, 2000 and December 31, 1999

                                                                     September 30,               December 31,
LIABILITIES AND PARTNERS' CAPITAL                                         2000                      1999
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
     Accrued payables/liabilities                                  $    12,371,993           $      7,584,226
     Accrued interest                                                   15,863,028                  2,267,017
     Current portion - First Mortgage Bonds                             11,337,016                 11,533,135
     Current portion lease payable - railcars                              325,697                    308,534
                                                                  ---------------------     ----------------------
               Total current liabilities                                39,897,734                 21,692,912

LONG TERM DEBT:
     First Mortgage Bonds                                              449,138,417                454,708,865
     Tax Exempt Facility Revenue Bonds                                 125,010,000                125,010,000
     Lease payable - railcars                                            4,028,703                  4,275,166
                                                                  ---------------------     ----------------------
               Total long term debt                                    578,177,120                583,994,031

      Reserve-Major Maintenance                                                  -                    920,536
                                                                  ---------------------     ----------------------
               Total liabilities                                       618,074,854                606,607,479
                                                                  ---------------------     ----------------------
PARTNERS' CAPITAL:
    Toyan Enterprises                                                  27,241,473                  26,517,489
    Palm Power Corporation                                              9,065,380                   8,824,455
    Indiantown Project Investment Partnership                          18,085,437                  17,604,787
    Thaleia                                                            36,261,527                  35,297,819
                                                                  ---------------------     ----------------------
             Total partners' capital                                   90,653,817                  88,244,550
                                                                  ---------------------     ----------------------
             Total liabilities and partners' capital              $   708,728,671           $     694,852,029
                                                                  =====================     ======================
             Capital                                              $   721,268,887           $     708,139,691

The accompanying notes are an integral part of these consolidated balance sheets.

                                                             2

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2000 and September 30, 1999

                                                                 Nine Months Ended             Nine Months Ended
                                                                 September 30, 2000            September 30, 1999
                                                              -------------------------     -------------------------
                                                                    (Unaudited)                    (Unaudited)
Operating Revenues:
     Electric capacity and capacity bonus revenue                      $92,934,747                   $92,722,266
     Electric energy revenue                                            40,999,423                    28,992,289
     Steam revenue                                                          78,669                        93,420
                                                                       -----------                   -----------
         Total operating revenues                                      134,012,839                   121,807,975
                                                                       -----------                   -----------

Cost of Sales:

     Fuel and ash                                                       42,291,534                    29,428,041
     Operating and maintenance                                          13,801,455                    13,674,954
     Depreciation                                                       11,366,169                    11,458,853
                                                                        ----------                    ----------
         Total cost of sales                                            67,459,158                    54,561,848
                                                                        ----------                    ----------

Gross Profit                                                            66,553,681                    67,246,127
                                                                        ----------                    ----------

Other Operating Expenses:
     General and administrative                                          3,719,234                     3,185,472
     Insurance and taxes                                                 4,820,204                     4,871,790
                                                                         ---------                     ---------
         Total other operating expenses                                  8,539,438                     8,057,262
                                                                         ---------                     ---------

Operating Income                                                        58,014,243                    59,188,865
                                                                        ----------                    ----------

Non-Operating Income (Expenses):
     Interest expense                                                  (42,807,244)                  (43,158,654)
     Interest/Other income (expense)                                     1,581,732                     1,389,179
                                                                       ------------                   -----------
         Net non-operating expense                                     (41,225,512)                  (41,769,475)
                                                                       ------------                  ------------

Income before cumulative effect  of
      change in accounting principle                                    16,788,731                    17,419,390

Cumulative effect of change in accounting principle                        920,536                             -
                                                                        ----------                    ----------
Net Income                                                             $17,709,267                   $17,419,390
                                                                       ===========                   ===========

The accompanying notes are an integral part of these consolidated statements.

                                                       3

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999

                                                                               Nine Months               Nine Months
                                                                                  Ended                     Ended
                                                                              September 30,             September 30,
                                                                                  2000                      1999
                                                                           --------------------     ----------------------
                                                                               (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                        $      17,709,267        $       17,419,390
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                  11,984,594                12,068,885
                   Loss on disposal of equipment                                       1,032                         -
                   Increase in accounts receivable                                  (859,061)               (2,367,946)
                   (Increase)decrease inventories and fuel reserves               (1,325,012)                3,080,027
                   Increase in deposits and prepaids                                (133,645)                 (190,628)
                   Increase in accounts payable, accrued liabilities
                       and accrued interest                                       18,383,778                 7,384,553
                   (Decrease) increase in major maintenance
                       reserve                                                      (920,536)                  306,585
                   Decrease in lease payable                                        (229,300)                 (213,332)
                                                                           --------------------    ----------------------
                           Net cash provided by operating activities              44,611,117                47,487,534
                                                                           --------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                               (1,899,103)               (1,385,831)
            Increase in investment held by trustee                               (23,085,053)              (25,013,144)
                                                                           --------------------     ----------------------
                           Net cash used in investing activities                 (24,984,156)              (26,398,975)
                                                                           --------------------     ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
             Payment of bonds                                                     (5,766,567)               (4,998,000)
             Capital distributions                                               (15,300,000)              (16,770,000)
             Increase in working capital loan                                              -                         -
                                                                           --------------------     ----------------------
                           Net cash used in financing activities                 (21,066,567)              (21,768,000)
                                                                           --------------------     ----------------------

    CHANGE IN CASH AND CASH EQUIVALENTS                                           (1,439,606)                 (679,441)
    CASH and CASH EQUIVALENTS, beginning of year                                   2,416,997                 2,419,089
                                                                           --------------------     ----------------------
    CASH and CASH EQUIVALENTS, end of period
                                                                           $         977,391        $        1,739,648
                                                                           ====================     ======================

The accompanying notes are an integral part of these consolidated statements.

                                                               4

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements
As of September 30, 2000
(Unaudited)

1.   ORGANIZATION AND BUSINESS

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

          In 1998, Toyan consummated transactions with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT, through a new partnership (Indiantown Project Investment, L.P. ("IPILP")) with Toyan, became a new general partner in the Partnership. Toyan is the sole general partner of IPILP. Prior to the PFT transaction, Toyan converted some of its general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. In addition, Bechtel Enterprises sold all of the stock of Palm to a wholly owned indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). Palm holds a 10% general partner interest in the Partnership.

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

          The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD, IPILP, and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                       As of             As of                As of             As of                 As of
                       August 21,        October 20,          June 4,           September 20,         November 24,
                       1998              1998                 1999              1999                  1999
                       ----              -----                ----              ----                  ----
        Toyan          30.05%            30.05%               30.05%            30.05%                30.05%
        Palm           10%               10%*                 10%*              10%*                  10%*
        IPILP          19.95%**          19.95%**             19.95%**          19.95%**              19.95%**
        TIFD           40%               40%                  20.1%             .1%                   --
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

          The Partnership is managed by PG&E Generating Company ("PG&E Gen"), formerly known as U.S. Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). PG&E Gen and PG&E OSC are general partnerships wholly-owned by PG&E Generating Company, LLC, an indirect wholly-owned subsidiary of PG&E National Energy Group, Inc.

2.   FINANCIAL STATEMENTS:

          The consolidated balance sheets as of September 30, 2000, and the consolidated statements of operations and cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999.

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

          The Securities and Exchange Commission ("SEC") has recently stated that it objects to the accrue in advance method for scheduled significant replacement and overhaul costs. The SEC has asked the Accounting Standards Executive Committee ("AcSEC") to issue guidance related to accounting for these costs, which will not include the accrue in advance method. Prior to the issuance of guidance from the AcSEC, the SEC has stated that it will allow companies to recognize the change from accrue in advance as a cumulative effect of a change in accounting principle. The Partnership has, therefore, changed its method of accounting for scheduled major overhaul to the as incurred method. The Partnership has recognized a cumulative effect of a change in accounting principle of $920,536 in its financial statements for the period ending September 30, 2000.

New Accounting Pronouncement

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. The Partnership has also entered into certain other contracts that may meet the definition of derivative instruments under SFAS 133. The Partnership is evaluating all contracts to determine the impact on its financial statements. SFAS 133, as amended, is effective for the Partnership on January 1, 2001.

3.   DEPOSITS:

          In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of September 30, 2000 and December 31, 1999, estimated present value of this deposit was $156,413 and $80,000, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of September 30, 2000, the Partnership had approximately $632.0 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the nine months ended September 30, 2000, the Partnership had total operating revenues of approximately $134.0 million, total operating costs of approximately $76.0 million, total net interest expenses of approximately $41.2 million, and a cumulative effect of change in accounting principle of $0.9 million, resulting in net income of approximately $17.7 million.

          The Partnership is engaged in litigation with FPL, the Partnership's primary source of revenue. Under certain circumstances, an adverse ruling in the litigation could have a material adverse effect on the Partnership's business and financial condition. Please see Part II Item 1, Legal Proceedings, for a description of the litigation, and Part II, Item 5, Other Information, for a description of the Partnership's options to mitigate the risk posed by an adverse ruling in such litigation. On July 31, 2000, FPL announced that it would combine with Entergy Corp. FPL Group, Inc. and Entergy Corp. have stated that they will seek to consummate the merger by late 2001. The combination remains subject to many contingencies and regulatory approvals and the Partnership can not determine what impact, if any, such combination would have on the Partnership or its business.

          The Partnership has obtained all material environmental permits and approvals required as of September 30, 2000, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

          The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

Results of Operations

          For the nine months ending September 30, 2000 and 1999, the Facility achieved an average Capacity Billing Factor of 98.31% and 100.72%, respectively. This resulted in earning monthly capacity payments aggregating $84.5 million and $84.3 million and bonuses aggregating $8.4 million and $8.4 million for the nine months ended September 30, 2000 and 1999, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the nine months ended September 30, 2000, the Facility was dispatched by FPL and generated 1,782,262 megawatt-hours compared to 1,248,743 megawatt-hours during the same period in 1999. The increase was due to higher oil and gas prices incurred by FPL during the first three quarters to generate energy from its facilities. The monthly dispatch rate for the first nine months of 2000 ranged from 62% to 97%, as compared to a range of 18% to 88% for the corresponding period in 1999.

          Net income for the nine months ended September 30, 2000, was approximately $17.7 million compared to the net income of approximately $17.4 million for the corresponding period in the prior year. The $0.3 million increase is primarily attributable to an increase in capacity revenue of $0.2 million, a decrease in net non-operating expenses of $0.6 million, and an expense reversal of $0.9 million for a cumulative change in accounting principle relating to major maintenance costs. This is offset by an increase in net energy costs of $0.8 million, higher general and administrative costs of $0.5 million primarily for legal fees for the FPL litigation and an increase in operating and maintenance costs of $0.1 million.

Electric Energy Revenues

                                                           For the nine months ended

                                                  September 30, 2000          September 30, 1999
                                                  ------------------          ------------------
Revenues                                          $   134.0 million            $  121.8 million
KWhs                                                  1,782.3                     1,248.7
Average Capacity Billing Factor                       98.31%                      100.72%
Average Dispatch Rate                                 86.23%                      60.88%

          For the nine months ended September 30, 2000, the Partnership had total operating revenues of approximately $134.0 million as compared to $121.8 million for the corresponding period in the prior year. The $12.2 million increase in operating revenue is primarily due to higher energy revenue resulting from higher dispatch by FPL.

          Costs of revenues for the nine months ended September 30, 2000, were approximately $67.5 million on sales of 1,782,262 MWhs as compared to $54.6 million on sales of 1,248,743 MWhs for the corresponding period in the prior year. This increase is primarily a result of higher fuel and ash costs of $12.9 million resulting from higher dispatch.

          Total other operating expenses for the nine months ended September 30, 2000, were approximately $8.5 million compared to the $8.1 million of total other operating expenses for the corresponding period in the prior year. The $0.4 million increase is due primarily to higher general and administrative expenses for legal expenses for the FPL litigation.

          Net interest expense for the nine months ended September 30, 2000, of approximately $41.2 million compared to $41.8 million of net interest expense for the same period in the prior year. The December 1999 maturity of Series A-8 and a June 2000 payment on Series A-9 of the first mortgage bonds decreased interest expense by approximately $344,000. An increase in interest income of approximately $193,000 resulted in the net decrease.

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

          The Partnership's total borrowings from inception through September 30, 2000 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of September 30, 2000, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

          The weighted average interest rate paid by the Partnership on its debt for the nine months ended September 30, 2000 and 1999, was 9.204% and 9.177%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of September 30, 2000, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris ("BNP") pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of September 30, 2000, no drawings have been made on the debt service reserve letter of credit. In April 2000, BNP merged with Banque Paribas and is now know as BNP Paribas.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. As of September 30, 2000, seventeen working capital loans had been made to the Partnership under the working capital loan facility. All working capital loans were repaid.

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

          Since the loss of Qualifying Facility status may result in an event of default under the Power Purchase Agreement, the Partnership must take action to address this matter. The Partnership continues to investigate various alternatives to mitigate its QF risk. These are described under "QF Mitigation Options" below.

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

          On April 23, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On the same day, FPL also filed an answer to the counts that were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint that was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL moved to dismiss the entire amended complaint and the Partnership filed its opposition papers August 2, 1999. The Court granted FPL's motion to dismiss only with respect to the first count of the complaint. The Partnership has amended its complaint to address issues raised by the Court in its decision to dismiss this count. The second amended complaint that was filed on March 21, 2000 is attached as an exhibit to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. On April 7, 2000, FPL filed a motion to dismiss ICL's second amended complaint and the Partnership filed its opposition papers April 21, 2000. On August 18, 2000 the Court issued an order denying FPL's motion to dismiss the second amended complaint and discovery activities have resumed while FPL and the Partnership attempt to resolve the litigation. The Court has also ordered a mediation session. In addition, a trial period has been established by the Court in April 2001.

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

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of September 30, 2000, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

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

Energy Prices

          In October 1999, FPL filed with the Florida Public Service Commission its projections for its 2000-2001 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Since capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the nine months ended September 30, 2000, FPL has not requested the Partnership to decommit the Facility. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices.

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

            a)   Reports on Form 8-K:

                      None

            b)   Exhibits:

      Exhibit
        No.                                     Description
      -------                                   -----------
        27                                 Financial Data Schedule

                                       16

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                               INDIANTOWN COGENERATION, L.P.
                                               (Co-Registrant)

Date:  November 14, 2000                       ______________________________
                                               John R. Cooper
                                               Vice President and
                                               Chief Financial Officer

                                               INDIANTOWN COGENERATION FUNDING
                                               CORPORATION
                                               (Co-Registrant)

Date:  November 14, 2000                       _____________________________
                                               John R. Cooper
                                               Vice President and
                                               Chief Financial Officer

                                       17