Form 10-Q
period 2001-06-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2001-08-15
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2001

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

PART I  FINANCIAL INFORMATION                                            Page No.

Item 1  Financial Statements:
        Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
               and December 31, 2000.........................................1
        Consolidated Statements of Operations for the
               Three Months and Six Months Ended June 30, 2001
               (Unaudited) and June 30, 2000 (Unaudited).....................3
        Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2001 (Unaudited) and June 30, 2000
               (Unaudited)...................................................4
        Notes to Consolidated Financial Statements (Unaudited) ..............5

Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................8

PART II OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of June 30, 2001 and December 31, 2000

                                                                                  June 30,                December 31,
                            ASSETS                                                  2001                      2000
---------------------------------------------------------------            -----------------------    ---------------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $           2,086,089      $           821,955
     Accounts receivable-trade                                                         13,739,502               13,853,485
     Inventories                                                                        1,804,847                2,116,636
     Prepaids                                                                           1,746,437                  800,238
     Deposits                                                                              44,450                   44,450
     Investments held by Trustee, including restricted funds
        of $2,241,550 and $2,694,068, respectively                                      3,582,600                2,980,292
                                                                           -----------------------    ---------------------
               Total current assets                                                    23,003,925               20,617,056
                                                                           -----------------------    ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                  15,167,616               15,108,428

DEPOSITS                                                                                  165,435                  159,365

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                               8,582,363                8,582,363
     Electric and steam generating facilities                                         700,813,106              700,310,050
     Less accumulated depreciation                                                   (88,085,352)             (80,537,655)
                                                                          -----------------------    ---------------------
               Net property, plant & equipment                                        621,310,117              628,354,758
                                                                           -----------------------    ---------------------

FUEL RESERVE                                                                            1,503,055                  922,254

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $45,091,490 and $44,679,212, respectively
                                                                                       15,095,426               15,507,704
                                                                           -----------------------    ---------------------

               Total assets                                              $            676,245,574   $          680,669,565
                                                                           =======================    =====================

                           The accompanying notes are an integral part of these consolidated balance sheets.

                                                                        1

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of June 30, 2001 and December 31, 2000

                                                                        June 30,              December 31, 2000
LIABILITIES AND PARTNERS' CAPITAL                                         2001
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
     Accrued payables/liabilities                                  $        12,980,057       $          9,325,173
     Accrued interest                                                        2,347,761                  2,370,686
     Current portion - First Mortgage Bonds                                 11,300,651                 11,140,896
     Current portion lease payable - railcars                                  343,815                    331,628
                                                                  ---------------------     ----------------------
               Total current liabilities                                    26,972,284                 23,168,383
                                                                  ---------------------     ----------------------
LONG TERM DEBT:
     First Mortgage Bonds                                                  437,837,766                443,567,969
     Tax Exempt Facility Revenue Bonds                                     125,010,000                125,010,000
     Lease payable - railcars                                                3,768,529                  3,943,538
                                                                  ---------------------     ----------------------
               Total long term debt                                        566,616,295                572,521,507

                                                                  ---------------------     ----------------------
               Total liabilities                                           593,588,579                595,689,890
--------------------------------------------------------------    ---------------------     ----------------------
PARTNERS' CAPITAL:
    Toyan Enterprises                                                       24,838,428                 25,536,395
    Palm Power Corporation                                                   8,265,699                  8,497,967
    Indiantown Project Investment Partnership                               16,490,070                 16,953,444
    Thaleia                                                                 33,062,798                 33,991,869
                                                                  ---------------------     ----------------------
               Total partners' capital                                      82,656,995                 84,979,675
                                                                  ---------------------     ----------------------
               Total liabilities and partners' capital            $        676,245,574       $        680,669,565
                                                                  =====================     ======================

                           The accompanying notes are an integral part of these consolidated balance sheets.

                                                                                2

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2001 and June 30, 2000

                                                         Three Months Ended     Three Months Ended      Six Months Ended     Six Months Ended
                                                              June 30,             June 30, 2000            June 30,          June 30, 2000
                                                                2001                                          2001
                                                      ------------------------ ---------------------- -------------------- ---------------------
Operating Revenues:                                         (Unaudited)             (Unaudited)         (Unaudited)          (Unaudited)
     Electric capacity and capacity bonus revenue
                                                            $31,094,750              $30,920,890          $62,184,339           $61,902,210
     Electric energy revenue                                  14,083,618              11,638,221           29,301,115            24,743,970
     Steam revenue                                                41,973                  29,749              193,464                48,920
         Total operating revenues                             45,220,341              42,588,860           91,678,918            86,695,100
                                                            ------------             -----------          -----------           -----------

Cost of Sales:
     Fuel and ash                                             14,576,635              12,250,816           31,756,822            25,697,129
     Operating and maintenance                                 5,524,469               5,584,035            9,464,929             9,847,441
     Depreciation                                              3,795,635               3,789,164            7,584,872             7,574,455
         Total cost of sales                                  23,896,739              21,624,015           48,806,623            43,119,025

Gross Profit                                                  21,323,602              20,964,845           42,872,295            43,576,075

Other Operating Expenses:
     General and administrative                                  985,303               1,209,216            2,361,046             2,470,428
     Insurance and taxes                                       1,672,532               1,714,927            3,306,010             3,216,646
         Total other operating expenses                        2,657,835               2,924,143            5,667,056             5,687,074

Operating Income                                              18,665,767              18,040,702           37,205,239            37,889,001

Non-Operating Income (Expenses):
     Interest expense                                       (14,157,857)            (14,254,435)         (28,107,674)          (28,707,972)
     Interest/Other income (expense)                             593,150                 742,428              979,756             1,141,541
         Net non-operating expense                          (13,564,707)            (13,512,007)         (27,127,918)          (27,566,431)

Income before cumulative effect  of
         change in accounting principle                        5,101,060               4,528,695           10,077,321            10,322,570

Cumulative effect of change in accounting principle                    -                       -                    -               920,536
                                                            ------------             -----------          -----------           -----------
Net Income                                                   $5,101,060               $4,528,695        $10,077,321             $11,243,106
                                                            ------------             -----------          -----------           -----------
                                                            ------------             -----------          -----------           -----------

                      The accompanying notes are an integral part of these consolidated statements.

                                                                        3

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000

                                                                               Six Months                Six Months
                                                                                  Ended                     Ended
                                                                                June 30,                  June 30,
                                                                                  2001                      2000
                                                                           --------------------     ----------------------
                                                                               (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                        $        10,077,321       $       11,243,106
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                     7,997,150                7,987,772
                   Loss on disposal of assets                                          203,032                        -
                   Decrease (increase) in accounts receivable                          113,983                (723,121)
                   Increase in inventories and fuel reserves                         (269,012)                (785,485)
                   Increase in deposits and prepaids                                 (952,269)                (426,160)
                   Increase in accounts payable, accrued liabilities
                       and accrued interest                                          3,631,959                4,425,934
                   Decrease  in major maintenance
                       reserve                                                               -                (920,536)
                   Decrease in lease payable                                         (162,822)                (151,483)
                                                                           --------------------     --------------------
                           Net cash provided by operating activities                20,639,342               20,650,027
                                                                           --------------------     ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                                  (743,264)              (1,710,949)
            Increase in investment held by trustee                                   (661,496)                (313,005)
                                                                           --------------------     ----------------------
                           Net cash used in investing activities                   (1,404,760)              (2,023,954)
                                                                           --------------------     ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of bonds                                                       (5,570,448)              (5,766,568)
            Capital distribution                                                  (12,400,000)             (15,300,000)

            Increase in working capital loan                                                 -                1,202,974
                                                                           --------------------     --------------------
                           Net cash used in financing activities                  (17,970,448)             (19,863,594)

    CHANGE IN CASH AND CASH EQUIVALENTS                                              1,264,134              (1,237,521)
    CASH and CASH EQUIVALENTS, beginning of year                                       821,955                2,416,997
                                                                           --------------------     --------------------

    CASH and CASH EQUIVALENTS, end of period                               $         2,086,089      $         1,179,476
                                                                           ====================     ====================

                             The accompanying notes are an integral part of these consolidated statements.

                                                                                4

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements
As of June 30, 2001
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

          The net profits and losses of the Partnership are currently allocated to Toyan, Palm, TIFD, IPILP, and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                        Toyan          30.05%
                        Palm           10%*
                        IPILP          19.95%**
                        TIFD           --
                        Thaleia        40%*

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

2.   FINANCIAL STATEMENTS:

          The consolidated balance sheet as of June 30, 2001, and the consolidated statements of operations and cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000.

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

          In June 2001, the Financial Accounting Standards Board ("FASB") approved an interpretation issued by the Derivatives Implementation Group ("DIG") that changes the definition of normal purchases and sales for certain power contracts. The FASB is currently considering another DIG interpretation that would change the definition of normal purchases and sales for certain other commodity contracts. Certain of our derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. We are evaluating the impact of the implementation guidance on our financial statements, and will implement this guidance, as applicable, on a prospective basis.

3.   DEPOSITS:

          In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of June 30, 2001 and December 31, 2000, estimated present value of this deposit was $165,435 and $159,365, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of June 30, 2001, the Partnership had approximately $621.3 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the six months ended June 30, 2001, the Partnership had total operating revenues of approximately $91.7 million, total operating costs of approximately $54.5 million, and total net interest expenses of approximately $27.1 million, resulting in net income of approximately $10.1 million.

          The Partnership was engaged in litigation with FPL, the Partnership's primary source of revenue. Under certain circumstances, an adverse ruling in the litigation could have had a material adverse effect on the Partnership's business and financial condition. Please see Part II Item 1, Legal Proceedings, for a description of the litigation and the pending settlement. The Partnership's fuel supplier is in bankruptcy. Please see Part II, Item 5, Other Information, for a description of the bankruptcy and the Partnership's actions in respect of the bankruptcy.

          The Partnership has obtained all material environmental permits and approvals required as of June 30, 2001, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

          The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

Results of Operations

          For the six months ending June 30, 2001 and 2000, the Facility achieved an average Capacity Billing Factor of 98.91% and 99.06%, respectively. For the six months ended June 30, 2001 and 2000, respectively, this resulted in earning monthly capacity payments aggregating $56.6 million and $56.3 million and bonuses aggregating $5.6 million in each period. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the six months ended June 30, 2001, the Facility was dispatched by FPL and generated 1,259,288 megawatt-hours compared to 1,079,071 megawatt-hours during the same period in 2000. The increase was due to higher oil and gas prices incurred by FPL during the first and second quarters to generate energy from its facilities. The monthly dispatch rate for the first six months of 2001 ranged from 89% to 95%, as compared to a range of 62% to 96% for the corresponding period in 2000.

          Net income for the six months ended June 30, 2001, was approximately $10.1 million compared to the net income of approximately $11.2 million for the corresponding period in the prior year. The $1.1 million decrease is primarily attributable to an increase in net energy costs of $1.5 million primarily due to natural gas usage and ash disposal, and an expense reversal of $0.9 million made in 2000 for a cumulative change in accounting principle relating to major maintenance costs. This is offset by a decrease in net non-operating costs of $0.4 million, a decrease in operating and maintenance costs of $0.4 million, an increase of electric capacity and bonus revenue of $0.3 million, and an increase in steam revenue of $0.2 million.

Electric Energy Revenues

                                                  For the six months ended
                                            June 30, 2001        June 30, 2000
                                            -------------        -------------

Revenues                                    $ 91.7 million       $ 86.7 million
KWhs                                               1,259.3              1,079.1
Average Capacity Billing Factor                     98.91%               99.06%
Average Dispatch Rate                               91.38%               80.07%

          For the six months ended June 30, 2001, the Partnership had total operating revenues of approximately $91.7 million as compared to $86.7 million for the corresponding period in the prior year. The $5.0 million increase in operating revenue is primarily due to higher energy revenue resulting from higher dispatch by FPL.

          Costs of revenues for the six months ended June 30, 2001, were approximately $48.8 million on sales of 1,259,288 MWhs as compared to $43.1 million on sales of 1,079,071 MWhs for the corresponding period in the prior year. This increase is primarily a result of higher fuel and ash costs of $6.1 million resulting from higher dispatch and the higher cost of fuel in the first and second quarters of 2001, offset by a decrease in O&M costs of $0.4 million.

          Total other operating expenses for the six months ended June 30, 2001 and 2000, were approximately $5.7 million.

          Net interest expense for the six months ended June 30, 2001, were approximately $27.1 million compared to $27.6 million for the same period in the prior year. December 2000 and June 2001 payments on Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.6 million.

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

          The Partnership's total borrowings from inception through June 30, 2001 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of June 30, 2001, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

          The weighted average interest rate paid by the Partnership on its debt for the six months ended June 30, 2001 and 2000, was 9.197% and 9.204%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of June 30, 2001, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In 1996, Credit Suisse merged with First Boston and is now known as Credit Suisse First Boston.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris ("BNP") pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of June 30, 2001, no drawings have been made on the debt service reserve letter of credit. In April 2000, BNP merged with Banque Paribas and is now known as BNP Paribas.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse First Boston dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. During the six months ended June 30, 2001, working capital loans were made under the working capital facility. All working capital loans were timely repaid.

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

          On May 17, 2001, the Partnership and FPL executed an amendment to the power purchase agreement to implement the Settlement Agreement relating to the litigation pending in federal court. The amendment was filed for approval by the Florida Public Service Commission ("FPSC") on June 7, 2001. At a public meeting on July 24, 2001, the FPSC voted to approve the amendment. On August 8, 2001, the FPSC issued its order on Proposed Agency Plan ("PAA"), in which it proposed to approve the amendment. The PPA order provides a 21-day period in which an affected party may protest the proposed approval. If no protest is filed, the FPSC's approval will become effective. At that time, the FPSC's action potentially may be subject to a 30-day appeal period. In addition, the conditions set forth in the Indenture for the Bonds have been met.

          On December 12, 2000, FPL filed a complaint against the Partnership in the Circuit Court of the 19th Judicial District in and for Martin County, Florida. In its complaint, FPL alleged that the Partnership breached the power sales agreement by failing to include certain payments from its coal supplier and its coal transporter in the Partnership's calculation of its fuel costs which are included in the calculation of the actual energy costs under the power sales agreement. The power sales agreement requires a sharing of actual energy costs between FPL and the Partnership to the extent the actual costs differ (either upward or downward) from a formula contained in the agreement. FPL sought unspecified damages and declaratory relief including a finding that the Partnership breached the power sales agreement. The Settlement Agreement provides that the Partnership will include in future calculations of its fuel costs all costs, credits, rebates, discounts, and allowances/concessions from all past, current or future vendors of fuel, ash, lime, and fuel transportation subject to execution of a definitive agreement embodying the terms of this Settlement Agreement. The Partnership will make a one time payment of $867,583 to FPL as settlement for disputed amounts under fuel audits performed for calendar years 1997 and 1998.

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

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of June 30, 2001, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

          On November 10, 2000 the Partnership submitted to the DEP an application for modifications to the Site Certificate. The proposed modifications include a requested increase of the groundwater withdrawal, clarification of authority to allow emergency water withdrawals, changes to groundwater monitoring requirements and programs, and changing the address of the facility. On March 14, 2001 the DEP approved and issued a final order modifying the Conditions of Certification related to South Florida Management District ("SFWMD") authority to authorize withdrawals of ground or surface water and a modification for storage pond elevation changes. The remaining modifications to the Site Certificate for additional wells in the Upper Floridian Aquifer and to revise groundwater and surface water monitoring are presently on hold. Pending further review and approval of the well issues with SFWMD, these modifications will remain inactive with the DEP.

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
                                               (Co-Registrant)

Date:  August 14, 2001                          _______________________________
                                                John R. Cooper
                                                Vice President and
                                                Chief Financial Officer

                                                INDIANTOWN COGENERATION FUNDING
                                                CORPORATION
                                                (Co-Registrant)

Date:  August 14, 2001                          ________________________
                                                John R. Cooper
                                                Vice President and
                                                Chief Financial Officer

                                       17