Form 10-Q
period 2001-09-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2001-11-14
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2001

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

PART I  FINANCIAL INFORMATION                                          Page No.

Item 1 Financial Statements:

  Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
         December 31, 2000.................................................1
  Consolidated Statements of Operations for the
         Three Months and Nine Months Ended September 30, 2001 (Unaudited)
         and September 30, 2000 (Unaudited)................................3
  Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2001 (Unaudited) and September 30, 2000
         (Unaudited).......................................................4
  Notes to Consolidated Financial Statements (Unaudited) ..................5

Item 2 Management’s Discussion and Analysis of Financial

         Condition and Results of Operations...............................9

PART II OTHER INFORMATION

                                    PART I
                            FINANCIAL INFORMATION

                        Indiantown Cogeneration, L.P.
                           Consolidated Balance Sheets
               As of September 30, 2001 and December 31, 2000

                                                                               September 30,              December 31,
                            ASSETS                                                  2001                      2000
---------------------------------------------------------------            -----------------------    ---------------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $              379,482      $           821,955
     Accounts receivable-trade                                                         13,586,810               13,853,485
     Inventories                                                                        1,110,742                2,116,636
     Prepaids                                                                           1,208,646                  800,238
     Deposits                                                                              44,450                   44,450
     Investments held by Trustee, including restricted funds
        of $18,743,677 and $2,694,068, respectively
                                                                                       26,155,464                2,980,292
                                                                           -----------------------    ---------------------
               Total current assets                                                    42,485,594               20,617,056
                                                                           -----------------------    ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                  15,187,560               15,108,428

DEPOSITS                                                                                  168,557                  159,365

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                               8,582,363                8,582,363
     Electric and steam generating facilities                                         702,078,533              700,310,050
     Less accumulated depreciation                                                   (91,809,399)             (80,537,655)
                                                                           -----------------------    ---------------------
               Net property, plant & equipment                                        618,851,497              628,354,758
                                                                           -----------------------    ---------------------

FUEL RESERVE                                                                            2,134,732                  922,254

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $45,297,629 and $44,679,212, respectively
                                                                                       14,889,287               15,507,704
                                                                           -----------------------    ---------------------

               Total assets                                                 $         693,717,227      $       680,669,565
                                                                           =======================    =====================

                           The accompanying notes are an integral part of these consolidated balance sheets.

                                                              1

                         Indiantown Cogeneration, L. P.
                          Consolidated Balance Sheets
                 As of September 30, 2001 and December 31, 2000

                                                                      September 30,           December 31, 2000
LIABILITIES AND PARTNERS' CAPITAL                                         2001
--------------------------------------------------------------    ----------------------    ----------------------
                                                                       (Unaudited)
CURRENT LIABILITIES:

     Accrued payables/liabilities                                 $          11,261,979      $          9,325,173
     Accrued interest                                                        15,553,918                 2,370,686
     Current portion - First Mortgage Bonds                                  11,300,651                11,140,896
     Current portion lease payable - railcars                                   350,076                   331,628
                                                                  ----------------------    ----------------------
               Total current liabilities                                     38,466,624                23,168,383
                                                                  ----------------------    ----------------------
LONG TERM DEBT:
     First Mortgage Bonds                                                   437,837,766               443,567,969
     Tax Exempt Facility Revenue Bonds                                      125,010,000               125,010,000
     Lease payable - railcars                                                 3,678,627                 3,943,538
                                                                  ----------------------    ----------------------
               Total long term debt                                         566,526,393               572,521,507

                                                                  ----------------------    ----------------------
               Total liabilities                                            604,993,017               595,689,890
                                                                  ----------------------    ----------------------

PARTNERS' CAPITAL:
    Toyan Enterprises                                                        26,661,626                25,536,395
    Palm Power Corporation                                                    8,872,420                 8,497,967
    Indiantown Project Investment Partnership                                17,700,480                16,953,444
    Thaleia                                                                  35,489,684                33,991,869
                                                                  ----------------------    ----------------------
                                                                  ----------------------    ----------------------
               Total partners' capital                                       88,724,210                84,979,675
                                                                  ----------------------    ----------------------

               Total liabilities and partners' capital            $         693,717,227     $         680,669,565
                                                                  ======================    ======================

                           The accompanying notes are an integral part of these consolidated balance sheets.

                                                                      2

                         Indiantown Cogeneration, L.P.
                      Consolidated Statements of Operations
        For the Three Months and Nine Months Ended September 30, 2001 and
                               September 30, 2000
                            ------------------------

                                                        Three Months Ended     Three Months Ended     Nine Months Ended    Nine Months Ended
                                                           September 30,       September 30, 2000       September 30,      September 30, 2000
                                                               2001                                          2001
                                                      ----------------------- ---------------------- -------------------- ---------------------
Operating Revenues:                                        (Unaudited)             (Unaudited)         (Unaudited)          (Unaudited)

     Electric capacity and capacity bonus revenue          $ 31,050,188             $31,032,537          $93,234,527           $92,934,747
     Electric energy revenue                                 14,880,333              16,255,453           44,181,448            40,999,423
     Steam revenue                                               41,973                  29,749              235,437                78,669
                                                           ------------             -----------          -----------           -----------
         Total operating revenues                            45,972,494              47,317,739          137,651,412           134,012,839
                                                           ------------             -----------          -----------           -----------

Cost of Sales:
     Fuel and ash                                            14,866,474             16,594,405            46,623,296            42,291,534
     Operating and maintenance                                4,918,801              3,954,014            14,383,730            13,801,455
     Depreciation                                             3,798,397              3,791,714            11,383,269            11,366,169
                                                           ------------             ----------           -----------            ----------
         Total cost of sales                                 23,583,672             24,340,133            72,390,295            67,459,158
                                                           ------------             ----------           -----------            -----------

Gross Profit                                                 22,388,822             22,977,606            65,261,117            66,553,681
                                                            ------------            ----------            ----------            ----------

Other Operating Expenses:

     General and administrative                                 758,755              1,248,806             3,119,801             3,719,234
     Insurance and taxes                                      1,700,636              1,603,558             5,006,646             4,820,204
                                                              ---------              ---------             ---------             ---------
         Total other operating expenses                       2,459,391              2,852,364             8,126,447             8,539,438
                                                              ---------              ---------             ---------             ---------

Operating Income                                              19,929,431             20,125,242           57,134,670            58,014,243
                                                              ----------             ----------           ----------            ----------

Non-Operating Income (Expenses):

     Interest expense                                        (14,233,047)          (14,099,272)          (42,340,721)          (42,807,244)
     Interest/Other income (expense)                             370,830               440,191             1,350,586             1,581,732
                                                             ------------          -----------            ----------          ------------
         Net non-operating expense                           (13,862,217)          (13,659,081)           (40,990,135)         (41,225,512)
                                                           ------------            ------------           ------------        ------------

Income before cumulative effect of
    change in accounting principle                             6,067,214             6,466,161             16,144,535           16,788,731

Cumulative effect of change in accounting principle                    -                     -                      -              920,536
                                                      --------------------    -----------------      -----------------        ------------

Net Income                                                   $6,067,214              $6,466,161        $16,144,535             $17,709,267
                                                      ====================    =================        ===============        =============

               The accompanying notes are an integral part of these consolidated statements.

                         Indiantown Cogeneration, L.P.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2001 and 2000

                                                                                Nine Months              Nine Months
                                                                                   Ended                    Ended
                                                                               September 30,            September 30,
                                                                                   2001                     2000
                                                                           ----------------------   ----------------------
                                                                                (Unaudited)              (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                          $        16,144,535     $         17,709,267
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                      12,001,686               11,984,594
                   Loss on disposal of assets                                            609,067                    1,032
                   Decrease (increase) in accounts receivable                            266,675                (859,061)
                   Increase in inventories and fuel reserves                           (206,584)              (1,325,012)
                   Increase in deposits and prepaids                                   (417,600)                (133,645)
                   Increase in accrued payable/liabilities
                       and accrued interest                                           15,120,038               18,383,778
                   Decrease  in major maintenance
                       Reserve                                                                 -                (920,536)
                   Decrease in lease payable                                           (246,463)                (229,300)
                                                                            ---------------------   ----------------------
                           Net cash provided by operating activities                  43,271,354               44,611,117
                                                                            ---------------------   ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                                  (2,489,075)              (1,899,103)
            Increase in investment held by trustee                                   (23,254,30)             (23,085,053)
                                                                            ---------------------   ----------------------
                           Net cash used in investing activities                    (25,743,379)             (24,984,156)
                                                                            ---------------------   ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of bonds                                                         (5,570,448)              (5,766,567)
            Capital distribution                                                    (12,400,000)             (15,300,000)
            Increase in working capital loan                                                   -                        -
                                                                            ---------------------   ----------------------
                           Net cash used in financing activities                    (17,970,448)             (21,066,567)

    CHANGE IN CASH AND CASH EQUIVALENTS                                                (442,473)              (1,439,606)
    CASH and CASH EQUIVALENTS, beginning of year                                         821,955                2,416,997
                                                                            ---------------------   ----------------------

    CASH and CASH EQUIVALENTS, end of period                             $               379,482                $ 977,391
                                                                            =====================   ======================

                             The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements
As of September 30, 2001
(Unaudited)

1.   ORGANIZATION AND BUSINESS:

         Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company ("FPL") and supplies steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility. In September 2001, Caulkins sold its production plant to Louis Dreyfus Citrus, Inc. ("LDC"). LDC and its parent, Louis Dreyfus Citrus, S.A. ("Dreyfus"), have significant market positions in the world citrus industry with operations in Florida and Brazil.

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

The net profits and losses of the Partnership are currently allocated to Toyan, Palm, TIFD, IPILP, and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                        Toyan          30.05%
                        Palm           10%*
                        IPILP          19.95%**
                        TIFD           --
                        Thaleia        40%

**Now beneficially owned by Cogentrix. ** PFT’s beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23, 1998.

          All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines.

          The Partnership is managed by PG&E National Energy Group Company ("NEG"), pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services Company ("PG&E OSC"), pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). NEG and PG&E OSC are general partnerships indirectly wholly owned by NEG, Inc., an indirect wholly owned subsidiary of PG&E Corporation.

         PG&E Corporation is also the parent of Pacific Gas and Electric Company, the California utility. Because the California energy markets situation has caused financial difficulties for Pacific Gas and Electric Company, PG&E Corporation's credit ratings were downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings. In January 2001, certain corporate actions were taken to insulate the assets of NEG, Inc. and its direct and indirect subsidiaries from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E Corporation. In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding. On April 6, 2001, Pacific Gas and Electric Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On September 20, 2001, PG&E Corporation and Pacific Gas and Electric Company jointly filed a proposed plan of reorganization.

         Management of NEG, Inc. believes that NEG, Inc. and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation or Pacific Gas and Electric Company in any insolvency or bankruptcy proceeding involving PG&E Corporation.

2.  FINANCIAL STATEMENTS:

          The consolidated balance sheet as of September 30, 2001, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

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

        In June 2001, the Financial Accounting Standards Board ("FASB") approved an interpretation issued by the Derivatives Implementation Group ("DIG") that changes the definition of normal purchases and sales for certain power contracts. Based on our current analysis, the power contract with FPL is a derivative, but qualifies as a normal purchase and sales exemption. The FASB has also approved another DIG interpretation that disallows normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Certain of our derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. We are evaluating the impact of the implementation guidance on our financial statements, and will implement this guidance, as appropriate, by the implementation deadline of April 1, 2002.

3. DEPOSITS:

         In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of September 30, 2001 and December 31, 2000, estimated present value of this deposit was $168,557 and $159,365, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS            The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of September 30, 2001, the Partnership had approximately $618.9 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the nine months ended September 30, 2001, the Partnership had total operating revenues of approximately $137.6 million, total operating costs of approximately $80.5 million, and total net interest expenses of approximately $41.0 million, resulting in net income of approximately $16.1 million.

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

         The Facility was taken out of service for a scheduled three week maintenance outage on October 23, 2001. As part of the routine maintenance activities, the turbine generator was inspected and tested to ensure it was in proper operating condition. As a result of these tests, the liquid cooled generator was found to have leaks in several of its stator bars. General Electric Corporation, the manufacturer of the generator, and the Partnership are currently assessing the generator condition and developing a plan to make temporary repairs that will allow the Partnership to return the Facility to service as soon as possible. The current scheduled outage was to have been completed by November 13, 2001. The earliest the Facility will be returned to service, however, is now estimated to be November 24, 2001. If the Partnership makes only temporary repairs at this time, the Partnership will subsequently have to make permanent repairs to the turbine generator. Under the current plan, the Partnership would make those permanent repairs during a scheduled maintenance outage in 2002. The Partnership is still assessing the financial impact of these repairs and the extended maintenance outage on the results of its operations this year and next, which could be material.

          The Partnership has obtained all material environmental permits and approvals required as of September 30, 2001, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

          The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

Results of Operations

          For the nine months ending September 30, 2001 and 2000, the Facility achieved an average Capacity Billing Factor ("CBF") of 96.69% and 98.31%, respectively. For the nine months ended September 30, 2001 and 2000, respectively, this resulted in earning monthly capacity payments aggregating $84.8 million and $84.5 million and bonuses aggregating $8.4 million in each period. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the nine months ended September 30, 2001, the Facility was dispatched by FPL and generated 1,879,194 megawatt-hours compared to 1,782,262 megawatt-hours during the same period in 2000. The increase was due to higher oil and gas prices incurred by FPL during the first three quarters to generate energy from its facilities. The monthly dispatch rate for the first nine months of 2001 ranged from 78% to 95%, as compared to a range of 62% to 97% for the corresponding period in 2000.

          For the three months ended September 30, 2001 and 2000, respectively, the Partnership earned monthly capacity payments aggregating $28.3 million and $28.2 million and bonuses aggregating $2.8 million in each period. During the three months ended September 30, 2001, the Facility was dispatched by FPL and generated 619,521 megawatt-hours compared to 703,105 megawatt-hours during the same period in 2000. The decrease was due to forced unit outages to repair boiler tube leaks. The monthly dispatch rate for the three months ended September 30, 2001 ranged from 78% to 95%, as compared to a range of 95% to 97% for the corresponding period in 2000.

          Net income for the nine months ended September 30, 2001, was approximately $16.1 million compared to the net income of approximately $17.7 million for the corresponding period in the prior year. The $1.6 million decrease is primarily attributable to an increase in net energy costs of $1.2 million primarily due to ash disposal. An alternate method known as pugging has been implemented to help alleviate the increase in volume of ash resulting from higher dispatch from FPL. Also included is an increase in operating and maintenance costs of $0.6 million, and an expense reversal of $0.9 million made in 2000 for a cumulative change in accounting principle relating to major maintenance costs. This is offset by a decrease in net non-operating costs of $0.2 million, an increase of electric capacity and bonus revenue of $0.3 million, and a decrease in general and administrative costs of $0.6 million.

          Net income for the three months ended September 30, 2001, was approximately $6.1 million compared to the net income of approximately $6.5 million for the corresponding period in the prior year. The $0.5 million decrease is primarily attributable to an increase in operating and maintenance costs of $1.0 million in 2001 for the replacement of baghouse bags, offset by a decrease in general and administrative costs of $0.5 million relating to the reduction of legal costs associated with the FPL litigation.

Electric Energy Revenues

                                   For the nine months ended           For the three months ended
                             Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001       Sept. 30, 2000
                             ---------------   --------------    ---------------      --------------

Revenues                     $137.6 million    $134.0 million     $46.0 million        $47.3 million
KWhs                          1,879,194,000     1,782,262,000       619,521,000          703,105,000
Avg. CBF                             96.69%            99.06%            96.69%               99.06%
Avg. Dispatch Rate                   89.11%            85.38%            85.00%               96.51%

          For the nine months ended September 30, 2001, the Partnership had total operating revenues of approximately $137.6 million as compared to $134.0 million for the corresponding period in the prior year. The $3.6 million increase in operating revenue is primarily due to higher energy revenue resulting from higher dispatch by FPL.

          For the three months ended September 30, 2001, the Partnership had total operating revenues of approximately $46.0 million as compared to $47.3 million for the corresponding period in the prior year. The $1.3 million decrease in operating revenue is primarily due to forced unit outages to repair boiler tube leaks.

          Costs of revenues for the nine months ended September 30, 2001, were approximately $72.4 million on sales of 1,879,194 MWhs as compared to $67.5 million on sales of 1,782,262 MWhs for the corresponding period in the prior year. This increase is primarily a result of higher fuel and ash costs of $4.3 million resulting from higher dispatch and the higher cost to dispose of ash to alternate facilities using the pugging method, and an increase in operating and maintenance expenses of $0.6 million primarily for baghouse bag replacements.

          Costs of revenues for the three months ended September 30, 2001, were approximately $23.6 million on sales of 619,521 MWhs as compared to $24.3 million on sales of 703,105 MWhs for the corresponding period in the prior year. This decrease is primarily due to lower dispatch resulting from forced unit outages to repair boiler tube leaks.

          Total other operating expenses for the nine months ended September 30, 2001 and 2000, were approximately $8.1 million and $8.5 million, respectively. Total other operating expenses for the three months ended September 30, 2001 and 2000, were approximately $2.5 million and $2.9 million, respectively.

          Net interest expense for the nine months ended September 30, 2001, was approximately $41.0 million compared to $41.2 million for the same period in the prior year. December 2000 and June 2001 payments on Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.5 million.

          Net interest expense for the three months ended September 30, 2001, was approximately $13.9 million compared to $13.7 million for the same period in the prior year.

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

          The Partnership’s total borrowings from inception through September 30, 2001 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of September 30, 2001, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

          The weighted average interest rate paid by the Partnership on its debt for the nine months ended September 30, 2001 and 2000, was 9.197% and 9.204%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of September 30, 2001, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of these agreements, which are due to expire in the fourth quarter of 2002. The Partnership expects to obtain a replacement letter of credit provider before the current letters of credit expire. In 1996, Credit Suisse merged with First Boston and is now known as Credit Suisse First Boston ("CSFB").

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris ("BNP") pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of September 30, 2001, no drawings have been made on the debt service reserve letter of credit. In April 2000, BNP merged with Banque Paribas and is now known as BNP Paribas.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with CSFB dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. During the nine months ended September 30, 2001, working capital loans were made under the working capital facility. All working capital loans were timely repaid. In September 2001, CSFB properly notified the Partnership of its intention not to extend the term of the agreement, which expires on November 22, 2001. The Partnership is actively engaging in discussions with other financial institutions to obtain another working capital facility. The Partnership believes that it has adequate cashflow from operations to timely fund all working capital requirements even if no replacement working capital facility is obtained.

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

          On May 17, 2001, the Partnership and FPL executed an amendment to the power purchase agreement to implement the Settlement Agreement relating to the litigation pending in federal court. The amendment was filed for approval by the Florida Public Service Commission ("FPSC") on June 7, 2001. At a public meeting on July 24, 2001, the FPSC voted to approve the amendment. On August 8, 2001, the FPSC issued its order on Proposed Agency Action ("PAA"), in which it proposed to approve the amendment. To avoid the possibility that the PAA could be misinterpreted, on August 29, 2001 the Partnership filed a motion in which it asked the FPSC to modify certain language of the PAA. To satisfy the technical requirements of FPSC procedures, within the 21 day protest period provided by the PAA the Partnership also filed a Petition on Proposed Agency Action to prevent the PAA from becoming final while the FPSC considered the Partnership's request. On October 11, the FPSC issued an order in which it granted the Partnership's request and clarified the PAA, thereby rendering the Partnership's separate petition moot. At that time, the FPSC's action was subject to an appeal period, which will expire on November 12, 2001. In addition, the conditions set forth in the Indenture for the Bonds have been met.

          On December 12, 2000, FPL filed a complaint against the Partnership in the Circuit Court of the 19th Judicial District in and for Martin County, Florida. In its complaint, FPL alleged that the Partnership breached the power sales agreement by failing to include certain payments from its coal supplier and its coal transporter in the Partnership's calculation of its fuel costs which are included in the calculation of the actual energy costs under the power sales agreement. The power sales agreement requires a sharing of actual energy costs between FPL and the Partnership to the extent the actual costs differ (either upward or downward) from a formula contained in the agreement. FPL sought unspecified damages and declaratory relief including a finding that the Partnership breached the power sales agreement. A Settlement Agreement was executed on October 17, 2001, which provides that the Partnership will include in future calculations of its fuel costs all costs, credits, rebates, discounts, and allowances/concessions from all past, current or future vendors of fuel, ash, lime, and fuel transportation. The Partnership will make a one time payment of $1,289,579 to FPL in November, 2001, which constitutes a settlement of all issues and claims with respect thereto, and permanently closes, FPL's audits for calendar years 1996, 1997, 1998, 1999, and 2000.

          Item 5  OTHER INFORMATION

Coal Supplier Bankruptcy

           Indiantown Cogeneration, L.P. (Partnership) has a coal purchase agreement (the "Coal Purchase Agreement") with Lodestar Energy, Inc. (LEI) pursuant to which LEI supplies all of the coal for the Partnership's 330 megawatt (net) pulverized coal-fired cogeneration facility located in Indiantown, Florida and disposes of ash produced at that facility. Power produced from the facility is sold to Florida Power and Light under a long-term power purchase agreement.

          As previously reported, on April 27, 2001, an order for relief was entered in the Involuntary Petition under Chapter 11 of the United States Bankruptcy Code with respect to LEI and its parent, Lodestar Holdings Inc. (LHI), in the U.S. Bankruptcy Court in Lexington, Kentucky. Since that time, LHI and LEI have been operating their business as "debtors in possession." On October 3, 2001, LEI filed a motion with the Bankruptcy Court seeking to reject the Coal Purchase Agreement. With the goal of avoiding rejection, the Partnership continued negotiating with LEI to modify the Coal Purchase Agreement. LEI requested and was granted a deferral of the scheduled hearing date for its motion.

          The Partnership and LEI have subsequently agreed to and executed Amendment No. 3 to the Coal Purchase Agreement effective October 16, 2001 (the "Amendment"), which is subject to satisfaction of two conditions. First, the Partnership must satisfy by December 12, 2001 indenture covenants that require the Partnership to certify that the Amendment is not reasonably expected to have, or to materially increase the likelihood of a future, material adverse effect (as defined in the indentures) and second, thereafter the U.S. Bankruptcy Court must approve the Amendment. The covenant further provides that the Independent Engineer (as defined in the indentures) must not, within thirty days of receiving the Partnership's certificate to that effect, disagree with the Partnership's certification.

          The principal change effected in the Coal Purchase Agreement by the Amendment is an increase from $26.632 to $34.00 per ton in the base coal price for coal delivered after October 16, 2001, with a 2% additional increase in the base coal price effective October 16, 2002. The transportation and administrative fees the Partnership is required to pay remain unchanged, but will continue to be subject to adjustment in accordance with the terms of the Coal Purchase Agreement. The Amendment also includes market price reopener provisions, beginning October 16, 2003. In the event that the parties are unable to agree at that time on a new contract price for coal and price adjustment mechanism, either party will have the right in its sole discretion and for any reason to terminate the Coal Purchase Agreement. LEI is obligated to make deliveries on a specified schedule that will build a 30 day stockpile of coal by February 28, 2002.

          The Amendment includes provisions that shorten payment terms for LEI's invoices and give the Partnership greater flexibility on the amount of ash the Partnership is required to send to LEI for disposal. In addition, the Amendment allows LEI to grant to third parties a mortgage and security interest in its coal reserves that is not subordinated to the Partnership's rights under the Coal Purchase Agreement. But LEI is required to certify annually to the Partnership that LEI owns or controls adequate reserves to meet LEI's obligations under the Coal Purchase Agreement.

          The Partnership believes the changes effected by the Amendment are in the best interests of the Project, the Senior Secured Parties and the holders of the Partnership's senior secured bonds. Accordingly, the Partnership intends to take action promptly to satisfy the applicable indenture covenants and to cooperate with LEI in obtaining the required bankruptcy court approval.

          Other than with respect to developments that may have a material impact on the Partnership or its business operations, the Partnership is under no obligation nor does it intend to continuously provide updates of the LEI bankruptcy proceedings. However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of September 30, 2001, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

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

          On October 16, 2001 the Partnership submitted to the DEP a request for modifications to the Site Certification. The proposed modification requests authorization for modifications to the Facility's water withdrawal system to withdraw surface water from Taylor Creek (L-63N) when the elevation of the creek is at or above 16.5 feet National Geodetic Vertical Datun. This request would allow the Facility to withdraw water at a lower elevation than had previously been permitted. This request is currently under review by DEP.

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

          The Partnership filed a current report on Form 8-K on October 9, 2001, announcing  Lodestar’s  decision  to  reject  the  coal  purchase agreement. This report was amended by a report on Form 8-K/A, filed on
          October 12, 2001.

          The  Partnership  filed a current  report on Form 8-K on  October  22,
          2001,  announcing  the deferral of the hearing on the motion to reject the coal purchase agreement.

          The  Partnership  filed a current  report on Form 8-K on  November  9,
          2001,  announcing  Amendment No. 3 to the Coal  Purchase  Agreement on
          November 2, 2001.

Item 7 MARKET RISK INFORMATION

           The only material market risk to which the Partnership is exposed is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to the opportunity costs of long-term fixed rate obligations in a falling interest rate environment. No material changes have occurred since the Report on Form 10-K was filed on March 30, 2001.

                             SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized

                                              INDIANTOWN COGENERATION, L.P.
                                              (Co-Registrant)

Date:  November 14, 2001                      ________________________
                                              John R. Cooper
                                              Vice President and
                                              Chief Financial Officer

                                              INDIANTOWN COGENERATION FUNDING
                                              CORPORATION
                                              (Co-Registrant)

Date:  November 14, 2001                      ________________________
                                              John R. Cooper
                                              Vice President and
                                              Chief Financial Officer