Form 10-K
period 2001-12-31
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2002-04-01
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

CURRENT REPORT
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THEE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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
Bethesda, Maryland 20814-6161>
(Registrants' address of principal executive offices)

(301)-718-6800
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 1, 2002, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value outstanding.

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

                                    PART I                          Page Number
                                    ------                          -----------

                                    PART II
                                    -------

Item 5         Market for the Registrant’s Common Stock and
               Related Security Holder Matters.............................. 9

Item 6         Selected Financial Data...................................... 9
Item 7         Management's Discussion and Analysis of
               Financial Condition and Results of Operations................10

Item 7A        Qualitative and Quantitative Disclosures About
               Market Risk..................................................16

Item 8         Financial Statements and Supplementary Data..................17

Item 9         Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......................39

                                    PART III
                                    --------

Item 10        Directors and Executive Officers.............................40

Item 11        Remuneration of Directors and Officers.......................41

Item 12        Security Ownership of Certain Beneficial Owners
               and Management...............................................41

Item 13        Certain Relationships and Related Transactions...............42

                                    PART IV
                                    -------
Item 14        Exhibits, Financial Statement Schedules and

               Reports on Form 8-K.........................................43

               Signatures..................................................47

Item 1 BUSINESS

The Partnership

           Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, own and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company ("FPL") and supplies steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility. In September 2001, Caulkins sold its processing plant to Louis Dreyfus Citrus, Inc. ("LDC").

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

           The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                                        Toyan              30.05%
                                         Palm               10%*
                                        IPILP              19.95%
                                         TIFD                --
                                       Thaleia              40%*

*Now beneficially owned by Cogentrix.

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

           December 2000, and in January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG, known as a “ringfencing” transaction. The ringfencing involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG. After the ringfencing structure was implemented, two independent rating agencies, Standard and Poor’s and Moody’s Investor Services issued investment grade ratings for NEG and reaffirmed such ratings for certain NEG subsidiaries. On April 6, 2001, Pacific Gas and Electric Company (the “Utility”), another subsidiary of PG&E Corporation, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. On September 20, 2001, the Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect NEG or any of its subsidiaries. Subsequent to the bankruptcy filing, the investment grade ratings of NEG and its rated subsidiaries were reaffirmed on April 6 and 9, 2001. NEG'S mananagement believes that NEG and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

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

Certain Project Contracts

           The Facility supplies (i) electric generating capacity and energy to FPL pursuant to the Power Purchase Agreement and (ii) steam to LDC pursuant to a long-term energy services agreement (the "Energy Services Agreement").

           Payments from FPL pursuant to the Power Purchase Agreement provide approximately 99% of Partnership revenues. Under and subject to the terms of the Power Purchase Agreement, FPL is obligated to purchase electric generating capacity made available to it and associated energy from the Facility through December 22, 2025.

           Payments by FPL consist of capacity payments and energy payments. FPL is required to make capacity payments to the Partnership on a monthly basis for electric generating capacity made available to FPL during the preceding month regardless of the amount of electric energy actually purchased. The capacity payments have two components, an un-escalated fixed capacity payment and an escalated fixed operation and maintenance payment, which together are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service. Energy payments are made only for the amount of electric energy actually delivered to FPL. The energy payments to be made by FPL in the next two-year period are not expected to be sufficient to cover the Partnership's variable costs of electric energy production due to a mismatch of the index that the coal cost component of the energy payment is determined and the price increase of base coal in the amended coal purchase agreement (see below). The energy payments will continue to be insufficient to cover the variable costs of steam production for steam supplied to LDC. These shortfalls are not expected by the Partnership to have a material adverse effect on its ability to service its debt.

           The Partnership supplies thermal energy to LDC in order for the Facility to meet the operating and efficiency standards under the Public Utility Regulatory Policy Act of 1978, as amended, and the FERC's regulations promulgated thereunder (collectively, "PURPA"). The Facility has been certified as a Qualifying Facility under PURPA. Under PURPA, Qualifying Facilities are exempt from certain provisions of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), most provisions of the Federal Power Act (the "FPA"), and, except under certain limited circumstances, rate and financial regulation under state law. The Energy Services Agreement with LDC requires LDC to purchase the lesser of (i) 525 million pounds of steam per year or (ii) the minimum quantity of steam per year necessary for the Facility to maintain its status as a Qualifying Facility under PURPA (currently estimated by the Partnership not to exceed 525 million pounds per year).

           The Partnership has a coal purchase agreement (the "Coal Purchase Agreement") with Lodestar Energy, Inc. ("LEI") pursuant to which Lodestar supplies all of the Facility's coal needs, which are estimated to be 1 million tons of coal per year. The Partnership has no obligation to purchase a minimum quantity of coal under the Coal Purchase Agreement.

           As previously reported, on April 27, 2001, an order for relief was entered in the Involuntary Petition under Chapter 11 of the United States Bankruptcy Code with respect to LEI and its parent, Lodestar Holdings Inc. ("LHI"), in the U.S. Bankruptcy Court in Lexington, Kentucky. Since that time, LHI and LEI have been operating their business as "debtors in possession." On October 3, 2001, LEI filed a motion with the Bankruptcy Court seeking to reject the Coal Purchase Agreement. The Partnership and LEI agreed to and executed Amendment No. 3 to the Coal Purchase Agreement effective October 16, 2001 (the "Amendment"). The principal change effected in the Coal Purchase Agreement by the Amendment is an increase from $26.632 to $34.00 per ton in the base coal price for coal delivered after October 16, 2001, with a 2% additional increase in the base coal price effective October 16, 2002. The transportation and administrative fees the Partnership is required to pay remain unchanged, but will continue to adjust in accordance with the terms of the Coal Purchase Agreement. The Amendment also includes market price reopener provisions, beginning October 16, 2003.            During 1997, coal ash produced during operation of the Facility was disposed of pursuant to the Coal Purchase Agreement and back-up disposal arrangements with Chambers Waste Systems, Inc. of Florida ("Chambers"). In 1998, the Partnership entered into agreements with Lodestar and VFL Technology Corporation ("VFL") for ash disposal at alternative sites. These agreements will reduce the cost of ash disposal. The Partnership has been informed that LEI, Chambers, and VFL have obtained the permits necessary to receive such coal ash.            The Partnership entered into a lime purchase agreement (the "Lime Purchase Agreement") with Chemical Lime Company ("Chemlime"), an Alabama corporation, to supply the lime requirements of the Facility's dry scrubber and sulfur dioxide removal system. The initial term of the Lime Purchase Agreement is 15 years from the commercial operation date. Chemlime is obligated to provide all of the Facility's lime requirements, but the Partnership has no obligation to purchase a minimum quantity of lime. The price of lime was renegotiated in 1999 for a three-year period beginning January 1, 2000. Chemlime notified the Partnership of its intention to cancel the agreement effective in the first quarter of 2002. The price was again renegotiated for a three-year period beginning February 1, 2002.

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

Business Strategy and Outlook

           The Partnership's overall business plan is to safely produce clean, reliable energy pursuant to the terms of the Power Purchase Agreement and the Energy Services Agreement. The Facility commenced commercial operation on December 22, 1995 and completed its sixth full calendar year of operation on December 31, 2001.

           During 2001, the Facility produced 2,276,568 MW-hr of energy for sale to FPL compared to 2,343,677 MW-hr in 2000. This decrease was due primarily to an unplanned extension to the scheduled outage in November 2001 to make repairs to the generator.

           The Facility produced approximately 658 million pounds of steam for sale to LDC in 2001 compared to approximately 649 million pounds in 2000 thereby continuing to exceed the minimum requirements to maintain Qualifying Facility status.

           The Facility ended the year with a twelve-month rolling average Capacity Billing Factor of 89.869% in 2001 and 98.636% in 2000. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. Cash flows during 2001 were sufficient to fund all operating expenses and debt repayment obligations.

           The Facility is planning on ten weeks of scheduled outages during 2002 to perform routine inspections and maintenance and make permanent repairs to the generator. The primary outage is scheduled for September 15, 2002 through November 9, 2002, which is before or at the beginning of citrus production.

           In the absence of any major equipment failures, unit availability is expected to be above the 2001 levels. However, capacity bonuses will be lower in 2002 since the Capacity Billing Factor will remain low for most of the year primarily due to the unplanned extension to the scheduled outage in November 2001 for generator repairs.

           The Partnership believes that its current financial resources will be adequate to cover operating expenses and debt repayment obligations in 2002.

The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston (formerly known as Credit Suisse) and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. In September 2001, Credit Suisse/First Boston notified the Partnership of its intention not to extend the term of these agreements, which are due to expire in the fourth quarter of 2002. The Partnership expects to obtain a replacement letter of credit provider before the current letters of credit expire.

           The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds. BNP Paribas notified the Partnership on May 18, 2001 of its intention not to extend the term of the agreement, which expires on November 22, 2005. Pursuant to the terms of the Disbursement Agreement, if the Partnership is unsuccessful in its continuing effort to effect an extension of the agreement or replace the agreement, available cash flows will begin to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved.

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

Governmental Approvals

           The Partnership has obtained all material environmental permits and approvals required, as of December 31, 2001, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

           On November 10, 2000 the Partnership submitted to the Florida Department of Environmental Protection ("FDEP") an application for modifications to the Site Certificate. The proposed modifications include a requested increase of the groundwater withdrawal, clarification of authority to allow emergency water withdrawals, changes to groundwater monitoring requirements and programs, and changing the address of the facility. On March 14, 2001 DEP approved and issued a final order modifying the Conditions of Certification related to South Florida Management District ("SFWMD") authority to authorize withdrawals of ground or surface water and a modification for storage pond elevation changes. The remaining modifications remain under review with DEP.

Item 2    PROPERTIES

           The Facility is located in a predominantly industrial area in southwestern Martin County, Florida, on approximately 240 acres of land owned by the Partnership (the "Site"). Other than the Facility, the Site, and the make-up water pipeline and associated equipment, the Partnership does not own or lease any material properties.

Item 3  LEGAL    PROCEEDINGS

Dispute with FPL

           On March 19, 1999, the Partnership filed a complaint against FPL in the United States District Court for the Middle District of Florida. The lawsuit stemmed from a course of action pursued by FPL in which FPL purported to exercise its dispatch and control rights under the Power Purchase Agreement in a manner which the Partnership believes violated the terms of the power sales agreement. In its complaint, the Partnership charged that such conduct was deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978. Since the loss of Qualifying Facility status may result in an event of default under the Power Purchase Agreement, the Partnership took action to address this matter.

           On May 17, 2001, the Partnership and FPL executed an amendment to the power purchase agreement to settle the litigation then pending in federal court. The amendment was filed for approval by the Florida Public Service Commission ("FPSC") on June 7, 2001. On October 11, 2001, the FPSC issued an order approving the amendment. At that time, the FPSC's action was subject to an appeal period, which expired on November 12, 2001. In addition, the conditions set forth in the Indenture for the Bonds have been met.

           An outline of the business terms set forth in the amendment provides that if the Facility is off-line for any reason, the Partnership shall have the right, upon up to 6 hours notice and subject only to safety and system reliability issues, to reconnect to FPL's system and produce up to 100 MW. The amendment provides that if this occurs when FPL has decommitted the Facility, the Partnership will be paid the lesser of the contract price or FPL's actual "as available" energy rates for the first 360 of such hours each year (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the production or purchase of energy from the Facility and other sources). If fewer than 360 hours are used in any year, FPL may carry the balance forward, not to exceed a total of 1,440 hours in any year. If the hours accumulated exercising this reconnection right exceed FPL's balance, the Partnership will be paid for energy produced during those hours at the energy rates set forth under the power sales agreement.

           Management of the Partnership believes that this resolution provides the Partnership with the flexibility it requires to maintain its Qualifying Facility status without materially adversely affecting the Project.

           On December 12, 2000, FPL filed a complaint against the Partnership in the Circuit Court of the 19th Judicial District in and for Martin County, Florida. In its complaint, FPL alleged that the Partnership breached the power sales agreement by failing to include certain payments from its coal supplier and its coal transporter in the Partnership's calculation of its fuel costs, which are included in the calculation of the actual energy costs under the power sales agreement. FPL sought unspecified damages and declaratory relief including a finding that the Partnership breached the power sales agreement. The Partnership made a one-time payment of $1,289,579 to FPL in November 2001, which constituted a settlement of all issues and claims with respect to, and permanently closes, FPL's audits for calendar years 1996, 1997, 1998, 1999, and 2000.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the security holders of the Partnership during 2001.

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

Item 6     SELECTED FINANCIAL DATA

The selected financial data of the Partnership presented below, which consists primarily of certain summary consolidated balance sheet information of the Partnership as of December 31, 2001, 2000, 1999, 1998, and 1997, should be read in conjunction with Item 7 of this report, “Management’s Discussion an Analysis of Financial Condition And Results of Operations”, and with the Partnership’s consolidated financial statements appearing elsewhere in this report. The Partnership, which was in the development stage through December 21, 1995, began construction of the Facility in October 1992 and declared commercial operation of the Facility on December 22, 1995. The financial statements and supplementary data required by this item are presented under Item 8.

                                       2001                   2000                 1999                1998                 1997
                                       ----                   ----                 ----                ----                 ----
Total Assets                       $675,194,455           $680,669,565       $694,852,029        $708,139,691          $735,468,011
Long-Term Debt                      560,702,525            572,521,507        583,994,031         595,835,699           606,119,747
Total Liabilities                   586,320,011            595,689,890        606,607,479         616,339,161           629,342,447
Capital Distributions                12,400,000             25,400,000         25,970,000          35,680,000            28,080,382
Total Partners' Capital              88,874,444             84,979,675         88,244,550          91,800,530           106,125,564
Property, Plant &
Equipment, Net                      615,144,286            628,354,758        641,449,055         654,188,458           668,464,373
Operating Revenues                  175,432,091            177,790,391        163,270,119         159,183,399           162,517,435
Net Income                           16,294,769             22,135,125         22,414,020          21,354,967            18,008,777

        The following is a summary of the quarterly results of operations (unaudited) for the years ended December 31, 2001 and 2000.

                                                                             Quarter Ended
                                                                             --------------
                                   March 31           June 30          September 30        December 31           Total
                                   --------           -------          ------------        -----------           -----
                                                                       (in thousands)

2001
----
Operating revenues                $46,459             $45,220            $45,972            $37,781            $175,432
Gross profit                       21,549              21,324             22,389             16,399              81,661
Net income                          4,976               5,101              6,067                151              16,295

2000
----
Operating revenues                $44,106             $42,589            $47,318            $43,777            $177,790
Gross profit                       22,611              20,965             22,977             20,813              87,367
Net income before
cumulative change in
accounting principle
                                    5,794               4,529              6,466              4,426              21,215
Net income                          6,714               4,529              6,466              4,426              22,135

Item 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year ended December 31, 2001 Compared to the Year Ended December 31, 2000

           For the years ended December 31, 2001 and 2000, the Partnership had total operating revenues of $175.4 million and $177.8 million, respectively. This decrease in 2001 was attributable primarily to decreased energy revenues of $0.8 million and decreased capacity bonus and capacity revenues of $1.8 million, offset by an increase of $0.2 million of steam revenue reconciliation for 2000 recorded in 2001. For the years ending December 31, 2001 and 2000, the Facility achieved an average Capacity Billing Factor of 89.87% and 98.64% respectively. This decrease was primarily attributable to decreased availability due to boiler tube leaks and repairs to the generator. This resulted in earning monthly capacity payments aggregating $113.2 million for the year in 2001 and $112.8 million for the year in 2000. Bonuses aggregated $9.0 million for the year in 2001 and $11.2 million for the year in 2000. The increased revenues from capacity are due primarily to the quarterly escalations on the fixed operating and maintenance component of the capacity charge. The decrease in bonus revenues is due to the decrease in the Capacity Billing Factor relating to decreased availability due to boiler tube leaks and the generator repairs. The lower energy revenues are due primarily to an increase in forced outages for boiler tube leaks and the extension of the scheduled outage for the generator repairs. During 2001 and 2000, the Facility was dispatched by FPL and generated 2,276,568 megawatt-hours and 2,343,677 megawatt-hours, respectively. The monthly average dispatch rate requested by FPL was 85.3% and 87.6% for the twelve months ended December 31, 2001 and 2000, respectively.

           Total operating costs were $105.4 million and $102.1 million for the years ended December 31, 2001 and 2000, respectively. This increase was due primarily to an increase of $0.4 million in fuel and ash costs, a result of the renegotiated coal cost per ton with Lodestar, and an increase of $2.3 million in operating and maintenance expenses relating to the generator repairs and the replacement of baghouse bags, an increase for the loss on disposal of assets of $0.5 million incurred for baghouse repairs, and an increase in depreciation of $0.1 million. For the years ended December 31, 2001 and 2000, the total net interest expense was approximately $53.8 million and $54.5 million, respectively. The decrease was primarily due to a $1.2 million reduction in bond interest expense due to installment payments of the Series A-9 First Mortgage Bonds on June 15, 2001 and on December 15, 2001, and a decrease in letter of credit fees of $0.1 million, offset by a decrease in interest income of $0.6 million.

           Net income was $16.3 million and $22.1 million for the twelve months ended December 31, 2001 and 2000, respectively. This $5.8 million decrease was primarily attributable to a $3.3 million increase in operating costs, a decrease in revenues of $2.4 million, and the effect of a cumulative change in accounting principle for major maintenance of $0.9 million, offset by a decrease in net interest expense of $0.8 million.

           As of December 31, 2001 and 2000, the Partnership had approximately $615.1 million and $628.4 million, respectively, of property, plant and equipment, net of accumulated depreciation. The property, plant and equipment consists primarily of purchased equipment, construction related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. This decrease is due primarily to depreciation of $15.2 million, offset by $1.9 million of capital improvements.

Year ended December 31, 2000 Compared to the Year Ended December 31, 1999

           For the years ended December 31, 2000 and 1999, the Partnership had total operating revenues of $177.8 million and $163.3 million, respectively. This increase in 2000 was attributable primarily to increased energy revenues of $14.2 million and by increased capacity bonus and capacity revenues of $0.3 million. For the years ending December 31, 2000 and 1999, the Facility achieved an average Capacity Billing Factor of 98.64% and 100.64% respectively. This decrease was primarily attributable to minor mechanical problems with turbine control valves. This resulted in earning full monthly capacity payments aggregating $112.8 million for the year in 2000 and $112.5 million for the year in 1999. Bonuses aggregated $11.2 million for the year in both 2000 and 1999. The increased revenues from capacity are due primarily to the quarterly escalations on the fixed operating& maintenance component of the capacity charge. The higher energy revenues are due primarily to greater dispatch levels by FPL. During 2000 and 1999, the Facility was dispatched by FPL and generated 2,343,677 megawatt-hours and 1,745,760 megawatt-hours, respectively. The monthly average dispatch rate requested by FPL was 87.6% and 65.4% for the twelve months ended December 31, 2000 and 1999, respectively.

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

           The Partnership's total borrowings from inception through December 2001 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of December 31, 2001, the outstanding borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

           **As of December 31, 2001, the Partnership has made semi-annual installments totaling $22,674,031 for the A-9 Series, which does not fully mature until December 15, 2010.

           The weighted average interest rate paid by the Partnership on its debt for the years ended December 31, 2001 and 2000, was 9.197% and 9.204%, respectively.

           The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston (formerly known as Credit Suisse) and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of December 31, 2001, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In September 2001, Credit Suisse/First Boston notified the Partnership of its intention not to extend the term of these agreements, which are due to expire in the fourth quarter of 2002. The Partnership expects to obtain a replacement letter of credit provider before the current letters of credit expire.

           The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of December 31, 2001, no drawings have been made on the debt service reserve letter of credit. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds. BNP Paribas notified the Partnership on May 18, 2001 of its intention not to extend the term of the agreement, which expires on November 22, 2005. Pursuant to the terms of the Disbursement Agreement, if the Partnership is unsuccessful in its continuing effort to effect an extension of the agreement or replace the agreement, available cash flows will begin to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved.

           In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse/First Boston dated as of November 1, 1994. In September 2001, Credit Suisse/First Boston notified the Partnership of its intention not to extend the term of the agreement, which expired on November 22, 2001. The Partnership is actively engaging in discussions with other financial institutions to obtain another working capital facility. The Partnership believes that it has adequate cashflow from operations to fund all of its working capital requirements even if no replacement working capital facility is obtained.

           For 2002, we have identified possible capital improvements of approximately $2.0 million that will enhance the reliability of the facility and will be funded through cash normally available for partner distributions. This list includes combustion tuning, additional upper aquifer wells, and rotating vane classifiers for the pulverizers.

Derivative Financial Instruments

           The Partnership adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"), as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Partnership to recognize all derivatives, as defined in the statements listed above, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income, a component of partners' capital, until the hedged items are recognized in earnings. The Partnership has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. Since these activities qualify as normal purchase and sale activities, the Partnership has not recorded the value of the related contracts on its balance sheet, as permitted under the standards.

           In December 2001, the FASB approved an interpretation issued by the Derivatives Implementation Group ("DIG") that changes the definition of normal purchases and sales for certain power contracts. Based on the Partnership's current analysis, the power contract with FPL is a derivative, but qualifies as a normal purchase and sales exemption, thus is exempt from the requirements of SFAS No. 133 and is not reflected on the balance sheet at fair value. The FASB has also approved another DIG interpretation that disallows normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Certain of our derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. We are evaluating the impact of the implementation guidance on our financial statements, and will implement this guidance, as appropriate, by the effective date of April 1, 2002.

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supercedes FSAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This Statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This Standard is effective for fiscal years beginning after December 15, 2001. The Partnership anticipates that implementation of this standard will have no impact on its financial statements. The Partnership will apply this guidance prospectively.

Item   7A    Qualitative and Quantitative Disclosures About Market Risk

The table below presents principal, interest and related weighted average interest rates by year of maturity (in thousands).

------------------------------------------------------------------------------------------------------------------------------------------
DEBT (all fixed rate)           2002           2003         2004         2005         2006        Thereafter        Total       Fair Value
                                ----           ----         ----         ----         ----        ----------        -----       ----------
Tax Exempt Bonds:
Principal                        $0.0          $0.0         $0.0         $0.0         $0.0         $125,010      $125,010      $130,409
Interest                       $9,865        $9,865       $9,865       $9,865       $9,865         $165,818      $215,143
Average Interest Rate           7.89%         7.89%        7.89%        7.89%        7.89%            7.89%

First Mortgage Bonds:
Principal                     $11,460       $14,566      $16,785      $16,257      $18,224         $366,275      $443,567      $447,411
Interest                      $42,178       $41,045      $39,645      $38,102      $36,552         $246,030      $443,552
Average Interest Rate           9.57%         9.58%         9.59%        9.61%        9.63%          9.73%
------------------------------------------------------------------------------------------------------------------------------------------

Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements                                                               Page
        -----------------------------                                                               ----

        Report of Independent Public Accountants                                                     18
        Consolidated Balance Sheets                                                                  19
        Consolidated Statements of Operations                                                        21
        Consolidated Statements of Changes in Partners' Capital                                      22
        Consolidated Statements of Cash Flows                                                        23
        Notes to Consolidated Financial Statements                                                   24

Report of independent public accountants

To Indiantown Cogeneration, L.P.:

We have audited the accompanying consolidated balance sheets of Indiantown Cogeneration, L.P. (a Delaware limited partnership) and subsidiary (“the Partnership”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiantown Cogeneration, L.P. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for scheduled major overhauls in 2000.

/S/ ARTHUR ANDERSEN LLP

Vienna, Virginia
January 23, 2002

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2001 and 2000

                                   ASSETS                                             2001                       2000
------------------------------------------------------------------------     ------------------        --------------------

CURRENT ASSETS:
     Cash and cash equivalents                                                 $        331,956         $           821,955

     Accounts receivable-trade                                                       14,443,374                  13,853,485
     Inventories                                                                        259,282                   2,116,636
     Prepaid expenses                                                                   981,571                     800,238
     Deposits                                                                            44,450                      44,450
     Investments held by Trustee, including restricted funds
         of  $2,666,539 and $2,694,068, respectively                                  9,572,996                   2,980,292
                                                                              -----------------         -------------------
               Total current assets                                                  25,633,629                  20,617,056

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                15,502,121                  15,108,428

DEPOSITS                                                                                171,737                     159,365

PROPERTY, PLANT&EQUIPMENT:
     Land                                                                             8,582,363                   8,582,363
     Electric and steam generating facilities                                       702,175,087                 700,310,050
     Less - accumulated depreciation                                               (95,613,164)                (80,537,655)
                                                                             ------------------         -------------------
               Net property, plant&equipment                                      615,144,286                 628,354,758

FUEL RESERVE                                                                          4,059,534                     922,254

DEFERRED FINANCING COSTS, net of accumulated
amortization of $45,503,768 and $44,679,212, respectively                            14,683,148                  15,507,704
                                                                             ------------------        --------------------

               Total assets                                                   $     675,194,455        $        680,669,565
                                                                             ==================        ====================

                          The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2001 and 2000

LIABILITIES AND PARTNERS' CAPITAL                                                2001                      2000
------------------------------------------------------------------        -----------------         -----------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                             $      11,474,326        $        9,325,173
     Accrued interest                                                             2,324,178                 2,370,686
     Current portion - First Mortgage Bonds                                      11,460,407                11,140,896
     Current portion of lease payable - railcars                                    358,575                   331,628
                                                                          -----------------         -----------------
               Total current liabilities                                         25,617,486                23,168,383
                                                                          -----------------         -----------------

LONG TERM DEBT:
     First Mortgage Bonds                                                       432,107,562               443,567,969
     Tax Exempt Facility Revenue Bonds                                          125,010,000               125,010,000
     Lease payable - railcars                                                     3,584,963                 3,943,538
                                                                          -----------------         -----------------
               Total long term debt                                             560,702,525               572,521,507

                                                                          -----------------         -----------------

               Total liabilities                                                586,320,011               595,689,890
                                                                          -----------------         -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL:
    Toyan Enterprises                                                            26,706,773                25,536,395
    Palm Power Corporation                                                        8,887,444                 8,497,967
    Indiantown Project Investment, L.P. Partnership                              17,730,450                16,953,444
    Thaleia, LLC                                                                 35,549,777                33,991,869
                                                                          -----------------         -----------------
               Total partners' capital                                           88,874,444                84,979,675
                                                                          -----------------         -----------------

               Total liabilities and partners' capital                    $     675,194,455         $     680,669,565
                                                                          =================         =================

                          The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary

Consolidated Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

                                                                    2001                    2000                  1999
                                                            ----------------------- --------------------- ---------------------
                                                            ----------------------- --------------------- ---------------------
Operating Revenues:
     Electric capacity and capacity bonus                         $122,202,351           $124,029,498          $123,682,957
     Electric energy revenue                                         52,901,962             53,652,475            39,461,349
     Steam                                                              327,778                108,418               125,813
                                                            -------------------     ------------------    ------------------
         Total operating revenues                                   175,432,091            177,790,391           163,270,119
                                                            -------------------     ------------------    ------------------

Cost of Sales:
     Fuel and ash                                                    56,320,761             55,910,214            39,794,007
     Operating and maintenance                                       21,654,029             19,353,798            19,767,743
     Depreciation                                                    15,187,033             15,003,258            15,227,631
     Loss on disposal of assets                                         609,097                155,780                    --
                                                            -------------------     ------------------    ------------------
         Total cost of sales                                         93,770,920             90,423,050            74,789,381
                                                            -------------------     ------------------    ------------------

Gross Profit                                                         81,661,171             87,367,341            88,480,738
                                                            -------------------     ------------------    ------------------

Other Operating Expenses:
     General and administrative                                       4,450,258              5,179,313             4,501,136
     Insurance and taxes                                              7,155,260              6,475,006             6,212,453
                                                            -------------------     ------------------    ------------------
         Total other operating expenses                              11,605,518             11,654,319            10,713,589
                                                            -------------------     ------------------    ------------------
Operating Income                                                     70,055,653             75,713,022            77,767,149
                                                            -------------------     ------------------    ------------------

Non-Operating Income (Expense):
     Interest expense                                              (55,528,078)           (56,905,787)          (57,475,271)
     Interest income                                                  1,767,194              2,407,354             2,122,142
                                                            -------------------     ------------------    ------------------
         Net non-operating expense                                 (53,760,884)           (54,498,433)          (55,353,129)
                                                            -------------------     ------------------    ------------------

Income before cumulative effect of a change in accounting
principles                                                           16,294,769             21,214,589            22,414,020

Cumulative effect of a change in accounting
for scheduled major overhaul costs (Note 2)                                  --                920,536                    --
                                                            -------------------     ------------------    ------------------
Net Income                                                       $   16,294,769        $    22,135,125         $  22,414,020
                                                            ===================     ==================    ==================

               The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Consolidated Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                                                    Toyan        Palm Power                                                     Total Partners'
                                                 Enterprises     Corporation  TIFD III-Y, Inc.      IPILP       Thaleia, LLC       Capital
                                              ---------------  ------------   ---------------  -------------  -----------      -------------
Partners' capital, December 31, 1998              $27,586,061    $9,180,053       $36,720,211    $18,314,205  $       --         $91,800,530
Net Income (1/1/99 through 6/4/99)                  3,139,325     1,044,700         4,178,802      2,084,177          --          10,447,004
                                              ---------------  ------------   ---------------  -------------  -----------      -------------
Partners' capital, June 4, 1999                   $30,725,386   $10,224,753       $40,899,013    $20,398,382  $       --        $102,247,534
Transfer TIFD III-Y, Inc. 19.90% interest to
Thaleia, LLC                                               --            --      (20,347,259)             --   20,347,259                 --
Net Income (6/5/99 through 9/20/99)                 1,915,912       637,575         1,281,525      1,271,961    1,268,773          6,375,746
Capital distributions (6/5/99
                 through 9/20/99)                 (5,039,385)   (1,677,000)       (3,370,770)    (3,345,615)   (3,337,230)       (16,770,000)
                                              ---------------  ------------   ---------------  -------------  -----------      -------------
Partners' capital, September 20, 1999             $27,601,913    $9,185,328       $18,462,509    $18,324,728  $18,278,802        $91,853,280
Transfer TIFD III-Y, Inc. 20.00% interest to
Thaleia, LLC                                               --            --       (18,370,656)            --   18,370,656                 --
Net Income (9/21/99 through 11/24/99)               1,175,664       391,236             3,912        780,517    1,561,032          3,912,361
                                              ---------------  ------------   ---------------  -------------  -----------      --------------
Partners' capital, November 24, 1999              $28,777,577    $9,576,564     $      95,765    $19,105,245  $38,210,490        $95,765,641
Transfer TIFD III-Y, Inc. 0.10% interest to
Thaleia, LLC                                               --            --          (95,765)             --       95,765                 --
Net Income (11/25/99 through 12/31/99)                504,512       167,891                --        334,942      671,564           1,678,909
Capital distributions (11/25/99 through
12/31/99)                                         (2,764,600)     (920,000)                --    (1,835,400)  (3,680,000)          (9,200,000)
                                              ---------------  ------------    --------------  -------------  -----------         ------------

Partners' capital, December 31, 1999              $26,517,489    $8,824,455   $            --    $17,604,787  $35,297,819        $88,244,550
                                              ===============  ============   ===============  =============  ===========        ===========
Net Income                                          6,651,606     2,213,512                --      4,415,957    8,854,050         22,135,125

Capital distributions                             (7,632,700)   (2,540,000)                --    (5,067,300)  (10,160,000)       (25,400,000)
                                              ---------------  ------------   ---------------  -------------  ------------       ------------

Partners' capital, December 31, 2000              $25,536,395    $8,497,967   $            --   $16,953,444    $33,991,869        $84,979,675
                                              ===============  ============   ===============   ===========    ===========      =============
Net Income                                          4,896,578     1,629,477                --     3,250,806      6,517,908         16,294,769

Capital distributions                             (3,726,200)   (1,240,000)                --    (2,473,800)   (4,960,000)        (12,400,000)
                                              ---------------  ------------   ---------------  -------------  -----------       --------------

Partners' capital, December 31, 2001              $26,706,773    $8,887,444   $            --    $17,730,450  $35,549,777         $88,874,444
                                              ===============  ============   ===============  =============  ===========       ==============

                          The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000, and 1999

                                                                                       2001                2000                1999
                                                                               ------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $16,294,769         $22,135,125         $22,414,020
           Adjustments to reconcile net income to net cash
              provided by operating activities:
             Cumulative effect of a change in accounting principles                             --           (920,536)                  --
             Depreciation and amortization                                              16,011,589          15,827,822          15,681,507
             Loss on disposal of assets                                                    609,097             155,780                  --
      Effect of changes in assets and liabilities:
             Increase in accounts receivable-trade                                       (589,889)           (381,500)         (1,102,391)
             (Increase)  decrease in inventories and fuel reserve                      (1,279,926)           (574,774)           1,904,412
             Increase in deposits and prepaid expenses                                   (193,705)            (72,231)            (76,122)
             Increase in accounts payable and accrued
                liabilities and accrued interest                                        2,102,645           1,844,616             552,186
                                                                                      -----------         -----------          ----------
                         Net cash provided by operating activities                     32,954,580          38,014,302          39,373,612
                                                                                      -----------         -----------          ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property, plant&equipment, net of disposals                    (2,585,658)         (2,064,741)         (2,108,071)
          Increase in investments held by Trustee                                      (6,986,397)           (302,934)         (1,013,585)
                                                                                       -----------           ---------         -----------
                        Net cash used in investing activities                          (9,572,055)         (2,367,675)         (3,121,656)
                                                                                       -----------         -----------         -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
          Payment on capital lease obligation - railcars                                 (331,628)           (308,534)           (287,048)
          Borrowings under revolving credit agreement                                   3,697,173          12,835,436          14,568,378
          Repayments under revolving credit agreement                                  (3,697,173)        (12,835,436)        (14,568,378)
          Payment on First Mortgage Bonds                                             (11,140,896)        (11,533,135)         (9,997,000)
          Capital distributions                                                       (12,400,000)        (25,400,000)        (25,970,000)
                                                                                      ------------        ------------        ------------
                 Net cash used in financing activities                                (23,872,524)        (37,241,669)        (36,254,048)
                                                                                      ------------        ------------        ------------

  CHANGE IN CASH AND CASH EQUIVALENTS                                                    (489,999)         (1,595,042)             (2,092)

  Cash and cash equivalents, beginning of year                                            821,955           2,416,997           2,419,089
                                                                                      ------------        ------------        ------------
  Cash and cash equivalents, end of year                                              $   331,956         $   821,955         $ 2,416,997
                                                                                      ============        ===========         ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
                Cash paid for interest                                                $53,082,539         $54,141,427         $55,039,501
                                                                                      ===========         ===========         ===========

                               The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000

1.   ORGANIZATION AND BUSINESS:

           Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power&Light Company ("FPL") and supplies steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility. In September 2001, Caulkins sold its processing plant to Louis Dreyfus Citrus, Inc. ("LDC").

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

           On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly owned subsidiary of Palm and indirect wholly owned subsidiary of Cogentrix, acquired from TIFD a 19.90% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20.00% limited partnership interest from TIFD and TIFD's membership on the Board of Control of the Partnership. On November 24, 1999, Thaleia purchased TIFD's remaining limited partnership interest in the Partnership from TIFD.

           The net income of the Partnership is allocated to Toyan, Palm, TIFD and IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

Toyan                                                      30.05%
Palm                                                      10.00%*
IPILP                                                      19.95%**
Thaleia                                                    40.00%

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

           The Partnership is managed by PG&E National Energy Group Company ("NEG"), formerly known as PG&E Generating Company pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). NEG and PG&E OSC are general partnerships indirectly wholly owned by NEG, Inc., an indirect wholly owned subsidiary of PG&E Corporation (see Note 8).

           The Partnership commenced commercial operations on December 22, 1995 (the "Commercial Operation Date").

           NEG, Inc. is a wholly-owned indirect subsidiary of PG&E Corporation. Because the California energy markets situation has caused financial difficulties for Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation, PG&E Corporation's credit ratings were downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings. In January 2001, certain corporate actions were taken to insulate the assets of NEG and its direct and indirect subsidiaries from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E Corporation. In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard&Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding. Management of NEG believes that NEG and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation.

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

Investments Held by Trustee

The investments held by the Trustee represent bond and equity proceeds held by a bond Trustee/disbursement agent and are carried at cost, which approximates market value. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying consolidated balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $3,000,000 is also held as a non-current asset (see Note 4).

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

           The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. During 2001, the Partnership assessed for possible impairment of the facility when Lodestar Energy, Inc., ("Lodestar") the Partnership's coal supplier, announced it had filed for bankruptcy (see Note 5). In the opinion of management of the Partnership and based on its impairment analysis, there has been no impairment of the facility and thus no impact on the Partnership's financial condition or results of operations in 2001.

Fuel Reserve

           The fuel reserve, carried at cost, represents an approximate twenty-five day supply of coal held for emergency purposes.

Deferred Financing Costs

           Financing costs, consisting primarily of the costs incurred to obtain project financing, are deferred and amortized using the effective interest rate method over the term of the related permanent financing.

Scheduled Major Overhauls

           In fiscal year 2000, the Securities and Exchange Commission ("SEC") issued a ruling that changed the allowable methods of accounting for scheduled major overhaul to the as incurred method rather than the accrue in advance method which had been used by the Partnership. The SEC's ruling allows companies to recognize the change as a cumulative effect of a change in accounting principle in the year of adoption. As such, the Partnership reflected a cumulative effect of a change in accounting principle in the year of adoption. The Partnership reflected a cumulative effect of a change in accounting principle of $920,536 in the accompanying financial statements. Since no scheduled major overhaul expenses were incurred in 2000, the effect of adopting this new accounting principle was a reduction of operating and maintenance costs of $424,000.

Revenue Recognition

           Revenues from the sale of electricity are recorded based on output delivered and capacity provided at rates as specified under contract terms in the periods to which they pertain.

Income Taxes

           Under current law, no Federal or state income taxes are paid directly by the Partnership. All items of income and expense of the Partnership are allocable to and reportable by the Partners in their respective income tax returns. Accordingly, no provision is made in the accompanying consolidated financial statements for Federal or state income taxes.

Derivative Financial Instruments

           The Partnership adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"), as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Partnership to recognize all derivatives, as defined in the statements listed above, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income, a component of partners' capital, until the hedged items are recognized in earnings. The Partnership has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. Since these activities qualify as normal purchase and sale activities, the Partnership has not recorded the value of the related contracts on its balance sheet, as permitted under the standards.

           In December 2001, the FASB approved an interpretation issued by the Derivatives Implementation Group ("DIG") that changes the definition of normal purchases and sales for certain power contracts. Based on the Partnership's current analysis, the power contract with FPL is a derivative, but qualifies as a normal purchase and sales exemption, thus is exempt from the requirements of SFAS No. 133 and is not reflected on the balance sheet at fair value. The FASB has also approved another DIG interpretation that disallows normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Certain of our derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. We are evaluating the impact of the implementation guidance on our financial statements, and will implement this guidance, as appropriate, by the effective date of April 1, 2002.

New Accounting Pronouncements

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This Statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This Standard is effective for fiscal years beginning after December 15, 2001. The Partnership anticipates that implementation of this standard will have no impact on its financial statements. The Partnership will apply this guidance prospectively.

3.   DEPOSITS:

           In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 2001 and 2000, estimated present values of this deposit of $171,737 and $159,365, respectively, are included in deposits in the accompanying consolidated balance sheets. The remaining balance is included in property, plant and equipment as part of total capitalized construction expenses.

4.   BONDS AND NOTES PAYABLE:

First Mortgage Bonds

           In November 22, 1994, the Partnership and ICL Funding jointly issued $505,000,000 of First Mortgage Bonds (the "First Mortgage Bonds") in a public issuance registered with the SEC. Proceeds from the issuance were used to repay outstanding balances of $273,513,000 on a prior construction loan and to complete the project. The First Mortgage Bonds are secured by a lien on and security interest in substantially all of the assets of the Partnership. The First Mortgage Bonds were issued in 10 separate series with fixed interest rates ranging from 7.38 to 9.77 percent and with maturities ranging from 1996 to 2020. Interest is payable semi-annually on June 15 and December 15 of each year. Interest expense related to the First Mortgage Bonds was $43,176,476, $44,275,872, and $45,138,915, in 2001, 2000, and 1999 respectively.

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

           The 1994 Tax Exempt Bonds were issued by the MCIDA pursuant to an Amended and Restated Indenture of Trust between the MCIDA and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) as trustee (the "Trustee"). Proceeds from the 1994 Tax Exempt Bonds were loaned to the Partnership pursuant to the MCIDA Amended and Restated Authority Loan Agreement dated as of November 1, 1994 (the "Authority Loan"). The Authority Loan is secured by a lien on and a security interest in substantially all of the assets of the Partnership. The 1994 Tax Exempt Bonds, which mature December 15, 2025, carry fixed interest rates of 7.875 percent and 8.05 percent for Series 1994A and 1994B, respectively. Total interest paid related to the 1994 Tax Exempt Bonds was $9,865,555 for each of the years ended December 31, 2001, 2000, and 1999. The Tax Exempt Bonds and the First Mortgage Bonds are equal in seniority.

           Future minimum payments related to outstanding First Mortgage Bonds and 1994 Tax Exempt Bonds as of December 31, 2001 are as follows:

2002                                          $   11,460,407
2003                                              14,566,086
2004                                              16,785,152
2005                                              16,257,206
2006                                              18,224,203
Thereafter                                       491,284,915
                                           --------------------
                 Total                          $568,577,969
                                           ====================

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

Revolving Credit Agreement

           In November 2001, the Revolving Credit Agreement was terminated. The Revolving Credit Agreement provided for the availability of funds for the working capital requirements of the Facility. It had a term of seven years from November 1, 1994. The interest rate was based upon various short-term indices chosen at the Partnership's option and was determined separately for each draw. The weighted average interest rate for the borrowings were approximately 5.52%, 7.98% and 6.58% during 2001, 2000 and 1999, respectively. The credit facility included commitment fees, to be paid quarterly, of 0.375 percent on the unborrowed portion. The face amount of the original working capital letter of credit was increased in November 1994 from $10 million to $15 million. Under the original and new working capital credit facilities, the Partnership paid $53,170, $52,919 and $52,836 in commitment fees in 2001, 2000 and 1999, respectively. All borrowings made under this agreement were repaid in the year borrowed. As of December 31, 2001, 2000, and 1999, no borrowings were outstanding. The Partnership incurred interest expense of $17,148, $84,574 and $78,343 in 2001, 2000 and 1999, respectively, related to the aforementioned borrowings.

FPL Termination Fee Letter of Credit            On or before the Commercial Operation Date, the Partnership was required to provide FPL with a letter of credit equal to the total termination fee as defined in the Power Purchase Agreement in each year not to exceed $50,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. At the Commercial Operation Date, this letter of credit replaced the completion letter of credit. The initial amount of $13,000,000 was issued for the first year of operations and increased to $40,000,000 in January 1999 and then to $50,000,000 in January 2000. During 2001, 2000, and 1999 no draws were made on this letter of credit. Commitment fees of $697,049, $689,092, and $704,555 were paid on this letter of credit in 2001, 2000, and 1999, respectively.

FPL QF Letter of Credit

           Within 60 days after the Commercial Operation Date, the Partnership was required to provide a letter of credit for use in the event of a loss of Qualifying Facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The initial amount was $500,000 increasing by $500,000 per agreement year to a maximum of $5,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. The amount will be used by the Partnership as necessary to maintain or reinstate the Facility's qualifying facility status. The Partnership may, in lieu of a letter of credit, make regular cash deposits to a dedicated account in amounts of $500,000 per agreement year to a maximum of $5,000,000. In February 1996, the Partnership established a QF account with the Trustee. The balance in this account as of December 31, 2001 and 2000, was $3,000,000 and $2,500,000, respectively, and is included in noncurrent, restricted funds held by trustee in the accompanying consolidated balance sheets.

Steam Host Letter of Credit

           At financial closing in October 1992, the Partnership provided LDC a letter of credit in the amount of $10,000,000 pursuant to the Energy Services Agreement (see Note 6). This letter of credit was terminated in 1994 and a new one was issued with essentially the same terms. In the event of a default under the Energy Services Agreement (see Note 6), the Partnership is required to pay liquidated damages in the amount of $10,000,000. Failure by the Partnership to pay the damages within 30 days allows the steam host to draw on the letter of credit for the amount of damages suffered by LDC. As of December 31, 2001, 2000, and 1999, no draws had been made on this letter of credit. Commitment fees of $139,409, $137,818 and $143,011 were paid relating to this letter of credit in 2001, 2000, and 1999, respectively.

Debt Service Reserve Letter of Credit

           On November 22, 1994, the Partnership also entered into a debt service reserve letter of credit and reimbursement agreement with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60,000,000 was issued. Such agreement has a rolling term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit are available to pay principal and interest on the First Mortgage Bonds, the 1994 Tax-Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on prior to any drawings on the debt service reserve letter of credit. As of December 31, 2001, 2000, and 1999, no draws had been made on this letter of credit. Commitment fees of $409,611, $410,733, and $488,281 were paid on this letter of credit in 2001, 2000, and 1999, respectively. On January 11, 1999, pursuant to the Disbursement Agreement, the Debt Service Reserve Letter of Credit was reduced to $29,925,906. The Partnership is currently working with BNP Paribas to extend this letter of credit.

5.    PURCHASE AGREEMENTS:

Coal Purchase and Transportation Agreement

           The Partnership entered into a 30-year purchase contract with Lodestar (formerly known as Costain Coal, Inc.), commencing from the first day of the calendar month following the Commercial Operation Date, for the purchase of the Facility's annual coal requirements at a price defined in the agreement, as well as for the disposal of ash residue. The Partnership has no obligation to purchase a minimum quantity of coal under this agreement.

           On June 8, 1998, the Partnership entered into a three-year agreement with Lodestar, which established an arrangement for the Partnership's disposal of ash at alternative locations. The Partnership also entered a three-year agreement with VFL Technology Corporation for the disposal of ash with similar terms, which terminated in 2002.

           Lodestar Energy, Inc. and its parent Lodestar Holding, Inc. filed for voluntary Chapter 11 bankruptcy on April 26, 2001. On October 16, 2001 the Partnership and Lodestar agreed to and executed Amendment No. 3 to the Coal Purchase Agreement. The principal change effected in the Agreement by the Amendment is an increase from $26.632 to $34.00 per ton in the base coal price with a 2% additional increase in the base price effective October 16, 2002. The Amendment also includes market price reopener provisions, beginning October 16, 2003, and a revision to Section 10.2 of the Agreement whereby the Partnership shall provide to Lodestar for disposal no less than fifty (50) percent and no more than seventy-five (75) percent of the Ash Residue produced annually at the Facility.

Lime Purchase Agreement

           On May 1, 1992, the Partnership entered into a lime purchase agreement with Chemical Lime Company of Alabama, Inc. ("Chemlime") for supply of the Facility's lime requirements for the Facility's dry scrubber sulfur dioxide removal system. The Partnership has no obligation to purchase a minimum quantity of lime under the agreement. The initial term of the agreement is 15 years from the Commercial Operation Date and may be extended for a successive 5-year period. Either party may cancel the agreement after January 1, 2000, upon proper notice. The price of lime was renegotiated in 1999 for a three-year period beginning January 1, 2000. Chemlime notified the Partnership of its intention to cancel the agreement effective in the first quarter of 2002. The Partnership renegotiated the price of lime with Chemlime beginning February 1, 2002.

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

Energy Services Agreement

           On September 30, 1992, the Partnership entered into an energy services agreement with Caulkins Indiantown Citrus Company ("Caulkins"). In September 2001, Caulkins sold its processing plant to Louis Dreyfus Citrus, Inc. ("LDC"). Commencing on the Commercial Operation Date and continuing throughout the 15-year term of the agreement, LDC is required to purchase the lesser of 525 million pounds of steam per year or the minimum quantity of steam per year necessary for the Facility to maintain its status as a Qualifying Facility under PURPA. The Facility declared Commercial Operation with LDC on March 1, 1996.

7.    COMMITMENTS AND CONTINGENCIES

           On March 19, 1999, the Partnership filed a complaint against FPL in the United States District Court for the Middle District of Florida. The lawsuit stemmed from a course of action pursued by FPL beginning in the Spring of 1997, in which FPL purported to exercise its dispatch and control rights under the Power Purchase Agreement in a manner which the Partnership believes violated the terms of the power purchase agreement. In its complaint, the Partnership charged that such conduct was deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

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

           An outline of the business terms set forth in the Settlement Agreement provides that if the Facility is off-line for any reason, the Partnership shall have the right, upon up to 6 hours notice and subject only to safety and system reliability issues, to reconnect to FPL's system and produce up to 100 MW. The Settlement Agreement provides that if this occurs when FPL has decommitted the Facility, the Partnership will be paid FPL's actual "as available" energy rates for the first 360 of such hours each year (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the production or purchase of energy from the Facility and other sources). If fewer than 360 hours are used in any year, FPL may carry the balance forward, not to exceed a total of 1440 hours in any year. If the hours accumulated exercising this reconnection right exceed FPL's balance, the Partnership will be paid for energy produced during those hours at the energy rates set forth under the power sales agreement.

           Management of the Partnership believes that this resolution provides the Partnership with the flexibility it requires to maintain its Qualifying Facility status without materially adversely affecting the Project.

           On May 17, 2001, the Partnership and FPL executed an amendment to the power purchase agreement to implement the Settlement Agreement relating to the litigation pending in federal court. The amendment was filed for approval by the Florida Public Service Commission ("FPSC") on June 7, 2001. At a public meeting on July 24, 2001, the FPSC voted to approve the amendment. On August 8, 2001, the FPSC issued its order on Proposed Agency Plan ("PAA"), in which it proposed to approve the amendment. The PAA order provided a 21-day period in which an affected party could have protested the proposed approval. No protest was filed; however, on October 11, 2001, the FPSC issued an amended order clarifying the PAA. At that time, the FPSC's action was subject to an appeal period, which expired on November 12, 2001, without appeal. In addition, the conditions set forth in the Indenture for the Bonds have been met.

           On December 12, 2000, FPL filed a complaint against the Partnership in the Circuit Court of the 19th Judicial District in and for Martin County, Florida. In its complaint, FPL alleged that the Partnership breached the power sales agreement by failing to include certain payments from its coal supplier and its coal transporter in the Partnership's calculation of its fuel costs which are included in the calculation of the actual energy costs under the power sales agreement. The power sales agreement requires a sharing of actual energy costs between FPL and the Partnership to the extent the actual costs differ (either upward or downward) from a formula contained in the agreement. FPL sought unspecified damages and declaratory relief including a finding that the Partnership breached the power sales agreement. A Settlement Agreement was executed on October 17, 2001, and provides that the Partnership will include, among other things, in future calculations of its actual energy costs all costs, credits, rebates, discounts, and allowances/concessions from all past, current or future vendors of fuel, fuel transportation, ash, and lime. The Partnership made a one-time payment of $1,289,579 to FPL in November 2001, which constituted a settlement of all issues and claims with respect to, and permanently closes, FPL's audits for calendar years 1996, 1997, 1998, 1999, and 2000.

8.   RELATED PARTY TRANSACTIONS:

Management Services Agreement

           The Partnership has a Management Services Agreement with NEG, a California general partnership and a wholly owned indirect subsidiary of NEG, Inc., for the day-to-day management and administration of the Partnership's business relating to the Facility. The agreement commenced on September 30, 1992 and will continue through August 31, 2026. Compensation to NEG under the agreement includes an annual base fee of $650,000 (adjusted annually), wages and benefits for employees performing work on behalf of the Partnership and other costs directly related to the Partnership. Payments of $4,167,428, $4,324,042, and $4,120,468, in 2001, 2000, and 1999 were made to NEG, respectively. As of December 31, 2001 and 2000, the Partnership owed NEG $315,730 and $437,925, respectively, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Operations and Maintenance Agreement

           The Partnership has an Operation and Maintenance Agreement with PG&E OSC, a California general partnership and a wholly owned indirect subsidiary of NEG, Inc., for the operations and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Thereafter, the agreement will be automatically renewed for periods of 5 years until terminated by either party with 12 months notice. If targeted plant performance is not reached on a monthly basis, PG&E OSC will pay liquidated damages to the Partnership. Compensation to PG&E OSC under the agreement includes an annual base fee of $1.5 million ($900,000 of which is subordinate to debt service and certain other costs), certain earned fees and bonuses based on the Facility's performance and reimbursement for certain costs including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as a percentage of payroll and personnel costs. The fees are adjusted quarterly by a measure of inflation as defined in the agreement. Payments of $9,326,634, $9,921,638, and $9,790,473 were made to PG&E OSC in 2001, 2000, and 1999, respectively. As of December 31, 2001 and 2000, the Partnership owed PG&E OSC $320,402 and $201,840, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Railcar Lease

           The Partnership entered into a 15 year Car Leasing Agreement with GE Capital Railcar Services Corporation, an affiliate of GECC, to furnish and lease 72 pressure differential hopper railcars to the Partnership for the transportation of fly ash and lime. The cars were delivered starting in April 1995, at which time the lease was recorded as a capital lease. The leased asset of $5,753,375 and accumulated depreciation of $2,551,580 and $2,168,022, respectively is included in property, plant and equipment as of December 31, 2001 and 2000. Payments of $629,856, including principal and interest, were made in 2001, 2000, and 1999.

           Future minimum payments related to the Car Leasing Agreement as of December 31, 2001 are as follows:

       2002                                                   $629,856
       2003                                                    629,856
       2004                                                    629,856
       2005                                                    629,856
       2006                                                    629,856
                                                           -----------
       Thereafter                                            2,114,911
                                                           -----------
             Total minimum lease payments                    5,264,191

             Interest portion of lease payable             (1,320,653)
                                                           -----------
             Present value of future
             minimum lease payments                          3,943,538
             Current portion                                 (358,575)
                                                           -----------
             Long-term portion                              $3,584,963
                                                           ===========

Distribution to Partners

           On June 15, 2001, as provided in the Partnership Agreement, the Partnership distributed approximately $12.4 million to the Partners.

9.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

           The following table presents the carrying amounts and estimated fair values of certain of the Partnership's financial instruments as of December 31, 2001 and 2000.

                                    December 31, 2001
-------------------------------------------------------------------------------------------------
          Financial Liabilities                     Carrying Amount                    Fair Value
          ---------------------                     ---------------                    ----------

        Tax Exempt Bonds                             $125,010,000                     $130,409,212
        First Mortgage Bonds                         $443,567,970                     $447,410,766

                                    December 31, 2000
-------------------------------------------------------------------------------------------------
          Financial Liabilities                     Carrying Amount                    Fair Value
          ---------------------                     ---------------                    ----------

        Tax Exempt Bonds                             $125,010,000                     $127,510,200
        First Mortgage Bonds                         $454,708,865                     $492,483,915

           For the Tax Exempt Bonds and First Mortgage Bonds, the fair values of the Partnership's bonds payable are based on the stated rates of the Tax Exempt Bonds and First Mortgage Bonds and current market interest rates to estimate market values for the Tax Exempt Bonds and the First Mortgage Bonds.

           The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, deposits, prepaid expenses, investments held by trustee, accounts payable and accrued liabilities and accrued interest approximate fair value, due to their short-term nature.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 23, 2002 in this Form 10-K included in Registration Statement File No. 33-82034. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 2001 or performed any audit procedures subsequent to the date of our report.

/S/ ARTHUR ANDERSEN LLP
Vienna, VA
April 1, 2002

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

                        Name                          Age                        Position
                        ----                          ---                        --------
     Thomas J. Bonner.................                 47                Palm Representative and
                                                                         Thaleia Representative
     Thomas F. Schwartz ..............                 40                Palm Representative and
                                                                         Thaleia Representative
     P. Chrisman Iribe................                 50                IPILP Representative
     Sanford L. Hartman...............                 48                IPILP Representative

           Thomas J. Bonner is Vice President - Asset Management for Cogentrix Energy, Inc. and has been with Cogentrix since 1987. Prior to joining Cogentrix Energy, Inc., Mr. Bonner spent five years as a utilities manager in an integrated fiber and chemical production facility. Mr. Bonner holds a B.S. from the U.S. Naval Academy, and an M.B.A. from Old Dominion University.

           Thomas F. Schwartz is Senior Vice President and Chief Financial Officer of Cogentrix Energy, Inc. He is responsible for the areas of corporate finance and tax planning. Mr. Schwartz joined Cogentrix Energy, Inc. in 1991, and has held various positions in accounting and finance. Prior to joining Cogentrix Energy, Inc., Mr. Schwartz was Audit Manager with Arthur Andersen, LLP. Mr. Schwartz holds a B.A. degree in accounting from the University of North Carolina - Charlotte.

           P. Chrisman Iribe is President of NEG and has been with NEG since it was formed in 1989. Prior to joining NEG, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe holds a B.A. degree in Economics from George Washington University.

           Sanford L. Hartman joined NEG's legal group in 1990 and became its General Counsel in April 1999. Prior to joining NEG, Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City and was an attorney with Bishop, Cook, Purcell&Reynolds, a Washington, D.C., law firm. Mr. Hartman has a BA in Political Science from Drew University and a JD from Temple University.

ICL Funding Corporation Board of Directors

           The following table sets forth the names, ages and positions of the directors and executive officers of ICL Funding. Directors are elected annually and each elected director holds office until a successor is elected. Officers are elected from time to time by vote of the Board of Directors.

           Name                     Age                      Position
           ----                     ---                      --------
        P. Chrisman Iribe           50                   Director, President
        Sanford L. Hartman          48                   Director
        John R. Cooper              54                   Vice President, Chief
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

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Partnership interests in the Partnership, as of December 31, 2001, are held as follows:

                      Toyan                30.05% L.P.
                      IPILP                19.95% G.P.
                      Palm                 10.00% G.P.
                      Thaleia              40.00% L.P.

           All of the outstanding shares of common stock of ICL Funding are owned by the Partnership.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Partnership has several material contracts with affiliated entities. These contracts, which include the Construction Contract, the Management Services Agreement, the Operations and Maintenance Agreement and the Railcar Lease, are described elsewhere in this report, most notably in Note 8 to the Partnership's consolidated financial statements.

PART IV

Item 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                  Page
                                                                                  ----
        a) Documents filed as of this Report
               (1)    Consolidated financial statements:

                      Report of Independent Public Accountants...............       18

                      Consolidated Balance Sheets as of
                      December 31, 2001 and 2000 ............................       19

                      Consolidated Statements of Operations for the years
                      ended December 31, 2001, 2000 and 1999................        21

                      Consolidated Statements of Changes
                      in Partners' Capital for the years ended
                      December 31, 2001, 2000 and 1999......................        22

                      Consolidated Statements of Cash Flows for the
                      years ended December 31, 2001, 2000 and 1999.........         23

                      Notes to Consolidated Financial
                      Statements...........................................         24

               (2)    Consolidated Financial Statement
                      Schedules............................................

None

                  b) Reports on Form 8-K:

None
The Partnership filed a Report on Form 8-K on October 9, 2001 announcing Lodestar’s decision to reject the coal purchase agreement. This report was amended by a report on form 8-K/A, filed on October 12, 2001.

The Partnership filed a Report on Form 8-K on October 22, 2001 announcing the deferral of a hearing on Lodestar Energy, Inc.‘s motion filed with the Bankruptcy Court seeking to reject the Coal Purchase Agreement.

The Partnership filed a Report on Form 8-K on November 9, 2001 announcing the Amendment No. 3 to the Coal Purchase Agreement.

c) Exhibits:

Exhibit
  No.                                  Description
 ----                                  -----------
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
        of Indiantown Cogeneration, L.P.*****

3.7     Cogentrix Amendment to Amended and Restated Limited Partnership
        Agreement of Indiantown Cogeneration, L.P.*****

3.8     Third Amendment to Amended and Restated Limited Partnership Agreement
        of Indiantown Cogeneration, L.P.*****

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

10.2.18   Amendment  No. 2 to Coal  Purchase  Agreement,  dated as of April  19,
          1995.***

10.2.19   Fourth Amendment to Energy Services Agreement, dated as of January 30,
          1996.****

10.2.20   Third Amendment to the Agreement for the Purchase of Firm Capacity and
          Energy, dated as of May 17, 2001.******

10.2.21   Third  Amendment to Coal Purchase  Agreement,  dated as of November 2,
          2001.*******

21      Subsidiaries of Registrant*

99      Copy of Registrants' press release dated January 3, 1996.****

99.1    Confirmation of Receipt of Assurances from Arthur Andersen LLP dated
        April 1, 2002.

___________________________

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
*****  Incorporated  by reference  from the  quarterly  report on Form 10-Q file no.  33-82034  filed by the
Registrants with the SEC in August 1999.
******  Incorporated  by  reference  from the  current  report  on Form 8-K file no.  33-82034  filed by the
Registrants with the SEC in January 2001.
*******  Incorporated  by  reference  from the  current  report on Form 8-K file no.  33-82034  filed by the
Registrants with the SEC in November 2001.

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on April 1, 2002.

                                        INDIANTOWN COGENERATION, L.P.

Date:  April 1, 2002                    /s/ John R. Cooper
                                        -----------------------------------
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

/s/ P. Chrisman Iribe               Member of Board of Control,        April 1, 2002
----------------------              President and Secretary
P. Chrisman Iribe

/s/ John R. Cooper                  Chief Financial Officer,           April 1, 2002
----------------------              Principal Accounting
John R. Cooper                      Officer and Senior
                                    Vice President

/s/ Thomas J. Bonner                Member of Board of Control         April 1, 2002
--------------------
Thomas J. Bonner

/s/ Thomas F. Schwartz              Member of Board of Control         April 1, 2002
----------------------
Thomas F. Schwartz

/s/ Sanford L. Hartman              Member of Board of Control         April 1, 2002
----------------------              and Senior Vice President
Sanford L. Hartman

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on April 1, 2002.

                                            INDIANTOWN COGENERATION
                                            FUNDING CORPORATION

Date:  April 1, 2002                        /s/ John R. Cooper
                                           -----------------------------------
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

Signature                                  Title                      Date
---------                                  -----                      ----

/s/ P. Chrisman Iribe               Director and President         April 1, 2002
----------------------
P. Chrisman Iribe

/s/ John R. Cooper                  Chief Financial Officer,       April 1, 2002
----------------------              Principal Accounting
John R. Cooper                      Officer and Vice President

Exhibit
  No.                                  Description
  ---                                  -----------

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

3.5          Form of First Amendment to Amended and Restated Limited Partnership
             Agreement of Indiantown Cogeneration, L.P.*

3.9          Dana  Amendment  to  Amended  and  Restated   Limited   Partnership
             Agreement of Indiantown Cogeneration, L.P.*****

3.10         Cogentrix  Amendment  to Amended and Restated  Limited  Partnership
             Agreement of Indiantown Cogeneration, L.P.*****

3.11         Third  Amendment  to  Amended  and  Restated  Limited   Partnership
             Agreement of Indiantown Cogeneration, L.P.*****

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

10.2.18      Amendment No. 2 to Coal Purchase  Agreement,  dated as of April 19,
             1995.***

10.2.22      Fourth Amendment to Energy Services Agreement,  dated as of January
             30, 1996.****

10.2.23      Third  Amendment to the Agreement for the Purchase of Firm Capacity
             and Energy, dated as of May 17, 2001.******

10.2.24      Third Amendment to Coal Purchase Agreement, dated as of November 2,
             2001.*******