Form 10-Q
period 2002-03-31
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2002-05-15
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

PART I  FINANCIAL INFORMATION                                            Page No.

Item 1  Financial Statements:

        Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and
               December 31, 2001............................................1
        Consolidated Statements of Operations for the
               Three Months Ended March 31, 2002 (Unaudited) and
               March 31, 2001 (Unaudited)...................................3
        Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2002 (Unaudited) and March 31, 2001
               (Unaudited)..................................................4
        Notes to Consolidated Financial Statements (Unaudited) .............5

Item 2 Management’s Discussion and Analysis of Financial

          Condition and Results of Operations...............................9

PART II OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001

                                                                                 March 31,                December 31,
                            ASSETS                                                  2002                      2001
---------------------------------------------------------------            -----------------------    ---------------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $             324,662      $           331,956
     Accounts receivable-trade                                                         14,439,549               14,443,374
     Inventories                                                                          862,610                  259,282
     Prepaids                                                                             980,121                  981,571
     Deposits                                                                              44,450                   44,450
     Investments held by Trustee, including restricted funds
        of $18,635,901 and $2,666,539, respectively
                                                                                       22,062,297                9,572,996
                                                                           -----------------------    ---------------------
               Total current assets                                                    38,713,689               25,633,629
                                                                           -----------------------    ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                  15,511,784               15,502,121

DEPOSITS                                                                                  174,977                  171,737

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                               8,582,363                8,582,363
     Electric and steam generating facilities                                         702,218,877              702,175,087
     Less accumulated depreciation                                                   (99,416,434)             (95,613,164)
                                                                           -----------------------    ---------------------
               Net property, plant & equipment                                        611,384,806              615,144,286
                                                                           -----------------------    ---------------------

FUEL RESERVE                                                                            5,595,228                4,059,534

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $45,709,899 and $45,503,768, respectively
                                                                                       14,477,009               14,683,148
                                                                           -----------------------    ---------------------

               Total assets                                              $            685,857,493   $          675,194,455
                                                                           =======================    =====================

                        The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001

                                                                       March 31,                December 31,
LIABILITIES AND PARTNERS' CAPITAL                                         2002                      2001
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
     Accrued payables/liabilities                                 $          7,277,451       $         11,474,326
     Accrued interest                                                       15,401,379                  2,324,178
     Current portion - First Mortgage Bonds                                 11,460,407                 11,460,407
     Current portion lease payable - railcars                                  362,941                    358,575
                                                                  --------------------      ----------------------
               Total current liabilities                                    34,502,178                 25,617,486
                                                                  ---------------------     ----------------------

LONG TERM DEBT:
     First Mortgage Bonds                                                  432,107,562                432,107,562
     Tax Exempt Facility Revenue Bonds                                     125,010,000                125,010,000
     Lease payable - railcars                                                3,494,228                  3,584,963
                                                                  ---------------------     ----------------------
               Total long term debt                                        560,611,790                560,702,525

                                                                  ---------------------     ----------------------
               Total liabilities                                           595,113,968                586,320,011
                                                                  ---------------------     ----------------------

PARTNERS' CAPITAL:
    Toyan Enterprises                                                       27,268,430                 26,706,773
    Palm Power Corporation                                                   9,074,352                  8,887,444
    Indiantown Project Investment Partnership                               18,103,333                 17,730,450
    Thaleia                                                                 36,297,410                 35,549,777
                                                                  ---------------------     ----------------------
               Total partners' capital                                      90,743,525                 88,874,444
                                                                  ---------------------     ----------------------

               Total liabilities and partners' capital            $        685,857,493       $        675,194,455
                                                                  =====================     ======================

                        The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
For the Three Ended March 31, 2002 and March 31, 2001

                                                                    Three Months Ended            Three Months Ended
                                                                      March 31, 2002                March 31, 2001
                                                                 -------------------------     -------------------------
Operating Revenues:                                                     (Unaudited)                 (Unaudited)
     Electric capacity and capacity bonus revenue                      $28,343,076                   $31,089,589
     Electric energy revenue                                            13,888,554                    15,217,497
     Steam revenue                                                          85,412                       151,491
                                                                       -----------                    ----------
         Total operating revenues                                       42,317,042                    46,458,577
                                                                        ----------                    ----------
Cost of Sales:
     Fuel and ash                                                       17,059,864                    17,180,187
     Operating and maintenance                                           3,710,050                     3,940,460
     Depreciation                                                        3,803,271                     3,789,237
                                                                         ---------                     ---------
         Total cost of sales                                            24,573,185                    24,909,884
                                                                        ----------                    ----------

Gross Profit                                                            17,743,857                    21,548,693
                                                                        ----------                    ----------

Other Operating Expenses:
     General and administrative                                            760,143                     1,375,742
     Insurance and taxes                                                 1,720,778                     1,633,478
                                                                         ---------                     ---------
         Total other operating expenses                                  2,480,921                     3,009,220
                                                                         ---------                     ---------

Operating Income                                                       15,262,936                    18,539,473
                                                                        ----------                    ----------

Non-Operating Income (Expenses):

     Interest expense                                                 (13,669,241)                  (13,949,817)
     Interest/Other income (expense)                                       275,386                       386,606
                                                                      ------------                  ------------
         Net non-operating expense                                    (13,393,855)                  (13,563,211)
                                                                      ------------                  ------------

Net Income                                                            $ 1,869,081                    $ 4,976,262
                                                                       ===========                   ===========

                        The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001

                                                                               Three Months              Three Months
                                                                                  Ended                      Ended
                                                                                March 31,                  March 31,
                                                                                   2002                      2001
                                                                            -------------------      ----------------------
                                                                               (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                          $       1,869,081        $         4,976,262
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                     4,009,320                  3,995,376
                   Decrease in accounts receivable                                       3,825                     12,872
                   (Increase) decrease in inventories and fuel reserves            (2,139,022)                    271,583
                   (Increase) decrease in deposits and prepaids                        (1,790)                     79,503
                   Increase in accounts payable, accrued liabilities
                       and accrued interest                                          8,880,327                 14,352,726
                   Decrease in lease payable                                          (86,370)                   (80,677)
                                                                            -------------------     ----------------------
                           Net cash provided by operating activities                12,535,371                 23,607,645
                                                                            -------------------     ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                                   (43,700)                  (204,712)
            Increase in investment held by trustee                                (12,498,965)               (23,617,859)
                                                                            -------------------     ----------------------
                           Net cash used in investing activities                  (12,542,665)               (23,822,571)
                                                                            -------------------     ----------------------

    CHANGE IN CASH AND CASH EQUIVALENTS                                                (7,294)                  (214,926)
    CASH and CASH EQUIVALENTS, beginning of year                                       331,956                    821,955
                                                                            -------------------     ----------------------

    CASH and CASH EQUIVALENTS, end of period                                 $         324,662      $             607,029
                                                                            ===================     ======================

                             The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of March 31, 2002
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

          On June 4, 1999, Thaleia, LLC (“Thaleia”), a wholly-owned subsidiary of Palm and indirect wholly-owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20% limited partnership interest from TIFD and TIFD’s membership on the Board of Control. On November 24, 1999, Thaleia purchased TIFD’s remaining limited partner interest in the Partnership from TIFD. On April 29, 2002, Cogentrix and Aquila, Inc. (“Aquila”) entered into a definitive agreement for Aquila (through certain subsidiaries) to acquire all of the outstanding common stock of Cogentrix (the “Aquila Merger Agreement”). Aquila (formerly UtiliCorp United) is a publicly-owned company engaged in international energy and risk management activities. The Aquila Merger Agreement provides for a purchase price payable to the shareholders of Cogentrix expected to be approximately $415 million. On the same date, Cogentrix and certain of its wholly-owned subsidiaries entered into an asset purchase agreement with General Electric Capital Corporation (“GECC”). Under this agreement, GECC will acquire 1,024 net megawatts of Qualifying Facility generating facility assets (including Cogentrix’s interests in the Partnership) from Cogentrix immediately prior to Aquila’s acquisition of the outstanding common stock of Cogentrix in order for these facilities to maintain their Qualifying Facility status under the Public Utility Regulatory Policy Act (the “GECC Purchase Agreement”).

          The acquisition of the outstanding common stock of Cogentrix by Aquila under the Aquila Merger Agreement is conditioned upon completion of the sale of the generating assets to GECC pursuant to the GECC Purchase Agreement. Closing of both transactions is also conditioned on obtaining certain consent and approvals. There can be no assurance that these conditions will be satisfied and that the sale of the generating assets to GECC and the sale of the common stock to Aquila will be completed.

          The net profits and losses of the Partnership are currently allocated to Toyan, Palm, IPILP, and Thaleia (collectively, the "Partners") based on the following ownership percentages:

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

          In December 2000, and in January and February 2001, PG&E Corporation and NEG completed a corporate restructuring that involved the use or creation of limited liability companies ("LLCs") as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG. After the restructuring was completed, two independent rating agencies, Standard and Poor's and Moody's Investor Services issued investment grade ratings for NEG and reaffirmed such ratings for certain NEG subsidiaries. On April 6, 2001, Pacific Gas and Electric Company (the "Utility"), another subsidiary of PG&E Corporation, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. On September 20, 2001, the Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect NEG or any of its subsidiaries. Subsequent to the bankruptcy filing, the investment grade ratings of NEG and its rated subsidiaries were reaffirmed on April 6 and 9, 2001. NEG's management believes that NEG and its direct and indirect subsidiaries, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

2.   FINANCIAL STATEMENTS:

          The consolidated balance sheet as of March 31, 2002, and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

          The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

Investments Held by Trustee

          The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $3,000,000 is also held in long-term assets in the accompanying balance sheets.

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

          In December 2001, the FASB approved an interpretation issued by the Derivatives Implementation Group ("DIG") that changes the definition of normal purchases and sales for certain power contracts. Based on the Partnership's current analysis, the power contract with FPL is a derivative, but qualifies as a normal purchase and sales exemption, thus is exempt from the requirements of SFAS No. 133 and is not reflected on the balance sheet at fair value. The FASB has also approved another DIG interpretation that disallows normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Based on the Partnership's current analysis, the commodity contracts held by the Partnership are exempt from the requirements of SFAS No. 133.

New Accounting Pronouncements

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This Statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This standard is effective for fiscal years beginning after December 15, 2001. This standard was adopted on January 1, 2002, and did not have an impact on the Partnership's consolidated financial statements.

          The FASB issued SFAS No. 143, entitled, "Accounting for Asset Retirement Obligations". This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. Under the standard, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related assets. The Partnership has not yet determined the effects of this standard on its financial reporting.

3.   DEPOSITS:

          In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of March 31, 2002 and December 31, 2001, estimated present value of this deposit was $174,977 and $171,737, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

Cautionary Statement Regarding Forward-Looking Statements

          Certain statements included herein are forward-looking statements concerning the Partnership's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; and electricity prices.

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of March 31, 2002, the Partnership had approximately $611.4 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the three months ended March 31, 2002, the Partnership had total operating revenues of approximately $42.3 million, total operating costs of approximately $27.0 million, and total net interest expenses of approximately $13.4 million, resulting in net income of approximately $1.9 million.

          The Partnership's fuel supplier is in bankruptcy. Please see Part II, Item 5, Other Information, for a description of the bankruptcy and the Partnership's actions in respect of the bankruptcy.

          The Partnership has obtained all material environmental permits and approvals required as of March 31, 2002, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Results of Operations

          For the three months ending March 31, 2002 and 2001, the Facility achieved an average Capacity Billing Factor ("CBF") of 89.87% and 98.60%, respectively. The lower CBF in 2002 resulted from decreased availability in the fall of 2001 from boiler tube leaks and repairs to the generator. For the three months ended March 31, 2002 and 2001, respectively, this resulted in earning monthly capacity payments aggregating $28.4 million and $28.3 million and bonuses aggregating $2.8 million only for the three months ended March 31, 2001. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the three months ended March 31, 2002, the Facility was dispatched by FPL and generated 629,608 megawatt-hours compared to 639,457 megawatt-hours during the same period in 2001. The monthly dispatch rate for the first three months of 2002 ranged from 82% to 93%, as compared to a range of 89% to 90% for the corresponding period in 2001.

          Net income for the three months ended March 31, 2002, was approximately $1.9 million compared to the net income of approximately $5.0 million for the corresponding period in the prior year. The $3.1 million decrease is primarily attributable to not receiving monthly capacity bonus payments in 2002 due to the lower CBF resulting from decreased availability in the fall of 2001 from boiler tube leaks and repairs to the generator. Additionally, there was an increase in net energy costs of $1.2 million primarily due to higher cost of coal and reduced energy revenue from FPL resulting from the decrease in the index used to adjust quarterly the mine coal component of the unit energy cost. Offsetting these variances is a decrease in general and administrative costs of $0.6 million, a decrease in net non-operating expenses of $0.2 million, and a decrease in operating and maintenance costs of $0.1 million.

Electric Energy Revenues

                                                For the three months ended
                                           March 31, 2002       March 31, 2001
                                           --------------       --------------

Revenues                                   $ 42.3 million       $ 46.5 million
KWhs                                          629,608,000          639,457,000
Average Capacity Billing Factor                    89.87%               98.60%
Average Dispatch Rate                              88.33%               89.71%

          For the three months ended March 31, 2002, the Partnership had total operating revenues of approximately $42.3 million as compared to $46.5 million for the corresponding period in the prior year. The $4.2 million decrease in operating revenue is primarily due to lower energy revenue resulting from a decrease in the index used to adjust the unit energy cost per megawatt hour paid by FPL and from decreased capacity bonus payments due to the lower CBF resulting from decreased availability from boiler tube leaks and repairs to the generator.

          Costs of revenues for the three months ended March 31, 2002, were approximately $24.6 million on sales of 629,608 MWhs as compared to $24.9 million on sales of 639,457 MWhs for the corresponding period in the prior year. This decrease is primarily a result of lower fuel and ash costs of $0.1 million resulting from lower dispatch and a decrease in operating and maintenance costs of $0.2 million.

          Total other operating expenses for the nine months ended March 31, 2002 and 2001, were approximately $2.5 million and $3.0 million, respectively. This decrease is primarily a result of legal expenses in 2001 for the FPL litigation which were not incurred in 2002.

          Net interest expense for the three months ended March 31, 2002, was approximately $13.4 million compared to $13.6 million for the same period in the prior year. June 2001 and December 2001 payments on Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.3 million, which is offset against a decrease in interest income of $0.1 million due to lower rates in 2002.

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

          The Partnership’s total borrowings from inception through March 31, 2002 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of March 31, 2002, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

          As of March 31, 2002, the Partnership has made semi-annual installments totaling $22,674,031 for the A-9 Series, which does not fully mature until December 15, 2010.

          The weighted average interest rate paid by the Partnership on its debt for the three months ended March 31, 2002 and 2001, was 9.202% and 9.203%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of March 31, 2002, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of these agreements, which are due to expire in the fourth quarter of 2002. The Partnership hopes to obtain a replacement letter of credit provider before the current letters of credit expire.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds. BNP Paribas notified the Partnership on May 18, 2001 of its intention not to extend the term of the agreement, which expires on November 22, 2005. Pursuant to the terms of the Disbursement Agreement, available cash flows will begin to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29,925,906.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of the agreement, which expired on November 22, 2001. The Partnership is actively engaging in discussions with other financial institutions to obtain another working capital facility. The Partnership believes that it has adequate cash flow from operations to timely fund all of its working capital requirements even if no replacement working capital facility is obtained.

PART II
OTHER INFORMATION

Item 5   OTHER INFORMATION

Coal Supplier Bankruptcy

          Indiantown Cogeneration, L.P. (Partnership) has a coal purchase agreement (the "Coal Purchase Agreement") with Lodestar Energy, Inc. (LEI) pursuant to which LEI supplies all of the coal for the facility.

          As previously reported, on April 27, 2001, an order for relief was entered in the Involuntary Petition under Chapter 11 of the United States Bankruptcy Code with respect to LEI and its parent, Lodestar Holdings Inc. ("LHI"), in the U.S. Bankruptcy Court in Lexington, Kentucky. Since that time, LHI and LEI have been operating their business as "debtors in possession." On October 3, 2001, LEI filed a motion with the Bankruptcy Court seeking to reject the Coal Purchase Agreement. The Partnership and LEI agreed to and executed Amendment No. 3 to the Coal Purchase Agreement effective October 16, 2001 (the "Amendment"). The principal change effected in the Coal Purchase Agreement by the Amendment is an increase from $26.632 to $34.00 per ton in the base coal price for coal delivered after October 16, 2001, with a 2% additional increase in the base coal price effective October 16, 2002. The agreement also reduced the amount of ash the Partnership is required to provide to LEI. The transportation and administrative fees the Partnership is required to pay remain unchanged, but will continue to adjust in accordance with the terms of the Coal Purchase Agreement. The Amendment also includes market price reopener provisions, beginning October 16, 2003.           Other than with respect to developments that may have a material impact on the Partnership or its business operations, the Partnership is under no obligation nor does it intend to continuously provide updates of the LEI bankruptcy proceedings. However, copies of all pleadings filed with the Bankruptcy Court are available from the office of the clerk of the Bankruptcy Court.

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of March 31, 2002, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

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

Auxiliary Boiler Malfunction

          One of the plant's two auxiliary boilers exploded the morning of May 7, 2002. No one was injured. The main boiler had been shut down since May 4, 2002 for a scheduled two-week maintenance outage. The Partnership does not expect the repairs will extend the scheduled outage.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

                    a)   Reports on Form 8-K:

                                        None

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               INDIANTOWN COGENERATION, L.P.
                                               (Co-Registrant)

Date:  May 15, 2002                            ____________________________
                                               Thomas E. Legro
                                               Vice President and
                                               Principal Accounting Officer

                                               INDIANTOWN COGENERATION FUNDING
                                               CORPORATION
                                               (Co-Registrant)

Date:  May 15, 2002                            _____________________________
                                               John R. Cooper
                                               Senior Vice President and
                                               Chief Financial Officer