Form 10-Q
period 2002-06-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2002-08-14
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No?

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I  FINANCIAL INFORMATION                                            Page No.

Item 1  Financial Statements:
        Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and
          December 31, 2001...................................................1
        Consolidated Statements of Operations for the
          Three Months and Six Months Ended June 30, 2002 (Unaudited) and
          June 30, 2001 (Unaudited)...........................................3
        Consolidated Statements of Cash Flows for the Six Months Ended
          June  30,  2002  (Unaudited) and June 30, 2001 (Unaudited)..........4
        Notes to Consolidated Financial Statements (Unaudited) ...............5

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................10

PART II OTHER INFORMATION

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001

                                                                                  June 30,                December 31,
                            ASSETS                                                  2002                      2001
---------------------------------------------------------------            -----------------------    ---------------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                $           275,943       $          331,956
     Accounts receivable-trade                                                         13,519,140               14,443,374
     Inventories                                                                        1,509,454                  259,282
    Prepaids                                                                            1,402,251                  981,571
     Deposits                                                                             774,950                   44,450
    Investments held by Trustee, including restricted funds
        of $2,778,770 and $2,666,539, respectively
                                                                                        9,153,793                9,572,996
                                                                           -----------------------    ---------------------
               Total current assets                                                    26,635,531               25,633,629
                                                                           -----------------------    ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                  15,519,885               15,502,121

DEPOSITS                                                                                  178,279                  171,737

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                               8,582,363                8,582,363
     Electric and steam generating facilities                                         702,215,576              702,175,087
     Less accumulated depreciation                                                  (103,219,808)             (95,613,164)
                                                                           -----------------------    ---------------------
               Net property, plant & equipment                                        607,578,131              615,144,286
                                                                           -----------------------    ---------------------

FUEL RESERVE                                                                            4,184,496                4,059,534

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $45,916,038 and $45,503,768, respectively                                          14,270,870               14,683,148
                                                                           -----------------------    ---------------------

               Total assets                                                   $       668,367,192       $      675,194,455
                                                                           =======================    =====================

 The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001

                                                                        June 30,              December 31, 2001
LIABILITIES AND PARTNERS' CAPITAL                                         2002
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
     Accrued payables/liabilities                                  $         8,237,775       $         11,474,326
     Accrued interest                                                        2,301,728                  2,324,178
     Current portion - First Mortgage Bonds                                 13,013,247                 11,460,407
     Current portion lease payable - railcars                                  369,550                    358,575
                                                                  ---------------------     ----------------------
               Total current liabilities                                    23,922,300                 25,617,486
                                                                  ---------------------     ----------------------

LONG TERM DEBT:
     First Mortgage Bonds                                                  424,824,519                432,107,562
     Tax Exempt Facility Revenue Bonds                                     125,010,000                125,010,000
     Lease payable - railcars                                                3,398,979                  3,584,963
                                                                  ---------------------     ----------------------
               Total long term debt                                        553,233,498                560,702,525

                                                                  ---------------------     ----------------------
               Total liabilities                                           577,155,798                586,320,011
                                                                  ---------------------     ----------------------

PARTNERS' CAPITAL:
    Toyan Enterprises                                                       27,409,026                 26,706,773
    Palm Power Corporation                                                   9,121,138                  8,887,444
    Indiantown Project Investment Partnership                               18,196,673                 17,730,450
    Thaleia                                                                 36,484,557                 35,549,777
                                                                  ---------------------     ----------------------
                                                                  ---------------------     ----------------------
               Total partners' capital                                      91,211,394                 88,874,444
                                                                  ---------------------     ----------------------

               Total liabilities and partners' capital             $       668,367,192       $        675,194,455
                                                                  =====================     ======================

 The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2002 and June 30, 2001

                                                         Three Months Ended     Three Months Ended      Six Months Ended     Six Months Ended
                                                           June 30, 2002           June 30, 2001          June 30, 2002       June 30, 2001
                                                      ------------------------ ---------------------- -------------------- ---------------------
Operating Revenues:                                         (Unaudited)             (Unaudited)         (Unaudited)           (Unaudited)
     Electric capacity and capacity bonus
           revenue                                           $28,314,901             $31,094,750          $56,657,977           $62,184,339
     Electric energy revenue                                  11,629,295              14,083,618           25,517,849            29,301,115
     Steam revenue                                                61,389                  41,973              146,801               193,464
                                                              ----------             -----------          -----------           -----------
         Total operating revenues                             40,005,585              45,220,341           82,322,627            91,678,918
                                                              ----------             -----------          -----------           -----------
Cost of Sales:
     Fuel and ash                                             14,191,410              14,576,635           31,251,274            31,756,822
     Operating and maintenance                                 5,607,592               5,524,469            9,317,642             9,464,929
     Depreciation                                              3,803,373               3,795,635            7,606,644             7,584,872
                                                              ----------              ----------           ----------            ----------
         Total cost of sales                                  23,602,375              23,896,739           48,175,560            48,806,623
                                                              ----------              ----------           ----------            ----------

Gross Profit                                                  16,403,210              21,323,602           34,147,067            42,872,295
                                                              ----------              ----------           ----------            ----------

Other Operating Expenses:
     General and administrative                                  845,128                 985,303            1,605,271             2,361,046
     Insurance and taxes                                       1,726,692               1,672,532            3,447,470             3,306,010
                                                              ----------               ---------            ---------            ----------
         Total other operating expenses                        2,571,820               2,657,835            5,052,741             5,667,056
                                                              -----------              ---------            ---------            ----------

Operating Income                                              13,831,390              18,665,767           29,094,326            37,205,239
                                                              ----------              ----------           ----------            ----------

Non-Operating Income (Expenses):
     Interest expense                                       (13,659,522)            (14,157,857)          (27,328,763)          (28,107,674)
     Interest/Other income (expense)                             296,001                593,150               571,387               979,756
                                                              -----------           ------------         -------------          -----------
         Net non-operating expense                          (13,363,521)            (13,564,707)          (26,757,376)          (27,127,918)
                                                            ------------            ------------         -------------          ------------

Net Income                                                      $467,869              $5,101,060            $2,336,950           $10,077,321
                                                            ============            ============         =============          ============

 The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001

                                                                               Six Months                Six Months
                                                                                  Ended                     Ended
                                                                                June 30,                  June 30,
                                                                                  2002                      2001
                                                                           --------------------     ----------------------
                                                                               (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                         $        2,336,950       $         10,077,321
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                     8,018,742                  7,997,150
                   Loss on disposal of assets                                                -                    203,032
                   Decrease in accounts receivable                                     924,234                    113,983
                   (Increase) in inventories and fuel reserves                     (1,375,134)                  (269,012)
                   (Increase) in deposits and prepaids                             (1,157,722)                  (952,269)
               (Decrease) increase in accounts payable, accrued
              liabilities and accrued interest                                     (3,259,001)                  3,631,959
                   (Decrease) in lease payable                                       (175,009)                  (162,822)
                                                                           --------------------     ----------------------
                           Net cash provided by operating activities                 5,313,060                 20,639,342
                                                                           --------------------     ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                                   (40,309)                  (743,264)
            Decrease (increase) in investment held by trustee                          401,439                  (661,496)
                                                                           --------------------     ----------------------
                       Net cash provided by (used in) investing
                      activities                                                       361,130                (1,404,760)
                                                                           --------------------     ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of bonds                                                       (5,730,203)                (5,570,448)
            Capital distribution                                                             -               (12,400,000)
                                                                           --------------------     ----------------------
                           Net cash used in financing activities                   (5,730,203)               (17,970,448)

    CHANGE IN CASH AND CASH EQUIVALENTS                                               (56,013)                  1,264,134
    CASH and CASH EQUIVALENTS, beginning of year                                       331,956                    821,955
                                                                           --------------------     ----------------------

    CASH and CASH EQUIVALENTS, end of period                                $          275,943       $          2,086,089
                                                                           ====================     ======================

                         The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of June 30, 2002
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

          On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly-owned subsidiary of Palm and indirect wholly-owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20% limited partnership interest from TIFD and TIFD's membership on the Board of Control. On November 24, 1999, Thaleia purchased TIFD's remaining limited partner interest in the Partnership from TIFD. On April 29, 2002, Cogentrix and Aquila, Inc. ("Aquila") entered into a definitive agreement for Aquila (through certain subsidiaries) to acquire all of the outstanding common stock of Cogentrix (the "Aquila Merger Agreement"). Also on April 29, 2002, Cogentrix and certain of its wholly-owned subsidiaries entered into an asset purchase agreement with General Electric Capital Corporation ("GECC") to acquire several of Cogentrix's QF interests, including its interests in the Partnership ("GECC Purchase Agreement"). On August 2, 2002, Cogentrix and Aquila agreed to terminate the Aquila Merger Agreement. Consequently, Cogentrix and GECC have also terminated the GECC Purchase Agreement.

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

          In December 2000, and in January and February 2001, PG&E Corporation and NEG completed a corporate restructuring that involved the use or creation of limited liability companies ("LLCs") as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG. After the restructuring was completed, two independent rating agencies, Standard and Poor's and Moody's Investor Services issued investment grade ratings for NEG and reaffirmed such ratings for certain NEG subsidiaries. On April 6, 2001, Pacific Gas and Electric Company (the "Utility"), another subsidiary of PG&E Corporation, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. On September 20, 2001, the Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect NEG or any of its subsidiaries. Subsequent to the bankruptcy filing, the investment grade ratings of NEG were reaffirmed on April 6 and 9, 2001. On July 31, 2002, Standard and Poor's downgraded NEG, Inc. to BB+ with CreditWatch with negative implications from BBB with a stable outlook. On August 5, 2002, Moody's downgraded NEG, Inc. to Ba2 from Baa2 and maintained its negative rating outlook. Neither agency took any ratings action with respect to the rating of the Partnership's debt. NEG's management believes that the credit agency action will have no impact on the financial condition or results of operations of the Partnership. In addition, NEG's management believes that NEG and its direct and indirect subsidiaries, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

2.    BASIS OF PRESENTATION:

          The consolidated balance sheet as of June 30, 2002, and the consolidated statements of operations and cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001.

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

Adoption of New Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This statement prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership's consolidated financial statements.

          Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This statement eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This statement also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This statement is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership's consolidated balance sheets at that date, regardless of when the assets were initially recognized. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership's consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This statement is effective for fiscal years beginning after December 15, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership's consolidated financial statements.

3.    DEPOSITS:

          In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of June 30, 2002 and December 31, 2001, estimated present value of this deposit was $178,279 and $171,737, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

          In 2002, deposits totaling $710,000 have been paid to General Electric Energy Services for stator bars and long shelf items to perform full repairs to the generator during the 2002 fall scheduled outage.

4.   DEBT SERVICE RESERVE LETTER OF CREDIT:

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million. BNP Paribas notified the Partnership on May 18, 2001 of its intention not to extend the term of the agreement, which expires on November 22, 2005. Pursuant to the terms of the Disbursement Agreement, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29,925,906. No funds have been deposited as of June 30, 2002.

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

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of June 30, 2002, the Partnership had approximately $607.6 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the six months ended June 30, 2002, the Partnership had total operating revenues of approximately $82.3 million, total operating costs of approximately $53.2 million, and total net interest expenses of approximately $26.8 million, resulting in net income of approximately $2.3 million.

          The Partnership's fuel supplier is in bankruptcy. Please see Part II, Item 5, Other Information, for a description of the bankruptcy and the Partnership's actions in respect of the bankruptcy.

          The Partnership has obtained all material environmental permits and approvals required as of June 30, 2002, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Results of Operations

          For the six months ending June 30, 2002 and 2001, the Facility achieved an average Capacity Billing Factor ("CBF") of 89.79% and 98.91%, respectively. The CBF measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. The lower CBF in 2002 resulted from decreased availability in the fall of 2001 primarily caused by boiler tube leaks and repairs to the generator, which required the Facility to be out of service for eleven days. For the six months ended June 30, 2002 and 2001, respectively, this resulted in earning monthly capacity payments aggregating $56.7 million and $56.6 million. In addition to the monthly capacity payments, the Partnership is entitled to capacity bonus payments if the CBF, at the end of each month, exceeds certain levels. Since the CBF was below these levels due to the decreased availability in the fall of 2001, no bonus has been received in 2002 compared to $5.6 million in the same period in 2001.

          During the six months ended June 30, 2002, the Facility was dispatched by FPL and generated 1,159,324 megawatt-hours compared to 1,259,288 megawatt-hours during the same period in 2001. The decrease in 2002 was due to a unit outage to repair condenser tube leaks and for a scheduled two week outage in 2002 compared to only a scheduled one week outage in 2001. The monthly dispatch rate for the first six months of 2002 ranged from 78% to 94%, as compared to a range of 89% to 95% for the corresponding period in 2001.

          Net income for the six months ended June 30, 2002, was approximately $2.3 million compared to the net income of approximately $10.1 million for the corresponding period in the prior year. The $7.8 million decrease is primarily attributable to not receiving monthly capacity bonus payments of $5.6 million in 2002 due to the lower CBF resulting from decreased availability in the fall of 2001. Additionally, there was a decrease in net energy margins of $3.3 million. This was due in part to higher costs of coal of $2.0 million under the amended contract for coal supply (see Part II, Item 5, Coal Supplier Bankruptcy). The energy margins were narrowed also because of a decrease in the index used to adjust quarterly the mine coal component of the unit energy cost in the Power Purchase Agreement ("PPA") with FPL. This index decrease reduced energy revenue by $1.6 million, but was offset by reduced ash disposal and lime costs of $0.3 million as a result of lower mega-watt generation. Offsetting these variances is a decrease in general and administrative costs of $0.8 million and a decrease in net non-operating expenses of $0.3 million.

          Net income for the three months ended June 30, 2002 was approximately $0.5 million compared to the net income of approximately $5.1 million for the corresponding period in the prior year. The $4.6 million decrease is primarily attributable to not receiving monthly capacity bonus payments of $2.8 million in 2002 and lower electric energy revenue of $2.4 due to a lower price per megawatt-hour and lower mega-watt generation. This is offset by lower interest expense in 2002 of $0.5 million.

Operating Revenues

                                                 For the six months ended
                                           June 30, 2002          June 30, 2001

Revenues                                  $   82.3 million      $  91.7 million
KWhs                                         1,159,324,000        1,259,288,000
Average Capacity Billing Factor                     89.79%               98.91%
Average Dispatch Rate                               87.65%               91.38%

          For the six months ended June 30, 2002, the Partnership had total operating revenues of approximately $82.3 million as compared to $91.7 million for the corresponding period in the prior year. The $9.4 million decrease in operating revenue is primarily due to lower energy revenue resulting from the decrease in the index used to adjust the unit energy cost paid by FPL and from decreased capacity bonus payments due to the lower CBF resulting from decreased availability primarily caused by boiler tube leaks and repairs to the generator.

Cost of Sales

          Costs of sales for the six months ended June 30, 2002, were approximately $48.2 million on sales of 1,159,324 MWhs as compared to $48.8 million on sales of 1,259,288 MWhs for the corresponding period in the prior year. The overall cost of fuel and ash decreased $0.5 million due to lower dispatch causing lower fuel consumption; however, the cost per ton of coal increased as a result of the amended coal purchase agreement, resulting in a disproportionate decrease in fuel and ash costs as compared to the lower dispatch. There was also a decrease in operating and maintenance costs of $0.1 million.

Non-Operating Income (Expense)

          Net interest expense for the six months ended June 30, 2002, was approximately $26.8 million compared to $27.1 million for the same period in the prior year. June 2002 and December 2001 payments on Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.8 million. This was offset by reduced interest income earned of $0.4 million in 2002 as compared to the corresponding period in 2001 due to lower rates on investments held by the trustee.

Liquidity and Capital Resources

          Net cash provided by operating activities for the six months ended June 30, 2002 was approximately $5.3 million as compared to $20.6 million for the corresponding period in 2001. The decrease is primarily driven by the reduction in net income, a decrease in 2002 in accrued liabilities for a payment of 2001 property taxes processed in March 2002, and the effect of coal invoices paid net ten days after receipt of each shipment in accordance with the amended coal purchase agreement. Previously, coal invoices were paid twenty days after receipt of each invoice for all coal loaded for delivery during the preceding month.

          Net cash provided by investing activities for the six months ended June 30, 2002 was approximately $0.4 million primarily due to a decrease in investments held by the trustee, partially offset by capital expenditures. This compares to an increase in net cash used for investing activities for the six months ended June 30, 2001 of approximately $1.4 million primarily driven by capital expenditures and an increase in investments held by the trustee.

          Net cash used in financing activities for the six months ended June 30, 2002 and 2001 was $5.7 million and $18.0 million, respectively. A capital distribution of $12.4 million was made in 2001; however, no distributions were made in 2002.

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

          The Partnership's total borrowings from inception through June 30, 2002 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of June 30, 2002, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

          As of June 30, 2002, the Partnership has made semi-annual installments totaling $28,404,234 for the A-9 series, which does not fully mature until December 15, 2010.

          The weighted average interest rate paid by the Partnership on its debt for the six months ended June 30, 2002 and 2001, was 9.202% and 9.197%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of June 30, 2002, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of these agreements, which are due to expire in the fourth quarter of 2002. The current amount of these letters of credit is $13.1 million, which, if not renewed 30 days prior to expiration, will convert into letter of credit loans. The Partnership hopes to obtain a replacement letter of credit provider before the current letters of credit expire, although there are no assurances the Partnership will be successful.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds. BNP Paribas notified the Partnership on May 18, 2001 of its intention not to extend the term of the agreement, which expires on November 22, 2005. Pursuant to the terms of the Disbursement Agreement, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29,925,906. No funds have been deposited as of June 30, 2002. The Partnership hopes to obtain a replacement letter of credit provider before the current letter of credit expires.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of the agreement, which expired on November 22, 2001. The Partnership is actively engaging in discussions with other financial institutions to obtain another working capital facility. The Partnership believes that it has adequate cash flow from operations to timely fund all of its working capital, capital expenditures and major maintenance requirements even if no replacement working capital facility is obtained.

          See Report on Form 10-K dated December 31, 2001 for qualitative and quantitative disclosures about market risk regarding the fair value of debt.

Accounting Principles Issued But Not Yet Adopted

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statements ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Partnership is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other 46 nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Partnership does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Partnership does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

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

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of June 30, 2002, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

Newly Appointed Officers

          A Board of Control written consent in lieu of a meeting was executed on April 1, 2002 for the Partnership. The following tables set forth the names and positions of newly appointed officers.

        Indiantown Cogeneration, L.P.

              Name                       Position

            John R. Cooper*                 Senior Vice President and Treasurer
            Thomas E. Legro                 Vice President, Controller and
                                            Principal Accounting Officer

        Indiantown Cogeneration Funding Corporation

              Name                       Position

             John R. Cooper*                Vice President, Chief Financial
                                            Officer, Treasurer and Principal
                                            Accounting Officer
             Thomas E. Legro                Vice President and Controller

       *John R. Cooper has been elected to the additional position of Treasurer, replacing David N. Bassett.

       Thomas E. Legro is Vice President, Controller and Chief Accounting Officer of PG&E
       National Energy Group, Inc., an affiliate of the Partnership, and has been with PG&E
       National Energy Group, Inc. since July 2001. From January 1994 to June 2001, Mr. Legro was Vice President and Controller of Edison Mission Energy.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

           a)   Reports on Form 8-K:

                  The Partnership filed a current report on Form 8-K on May 15,
                  2002, announcing a change of certifying accountants.

           b)   Exhibits:

       Exhibit
          No.                               Description

           99.1        Certification of P. Chrisman Iribe, President of Indiantown Cogeneration, L.P.
                          and Indiantown Cogeneration Funding Corporation, pursuant to 18 U.S.C. Section 1350.

           99.2        Certification of Thomas E. Legro, Vice President, Controller and Principal Accounting
                          Officer of Indiantown Cogeneration, L.P., pursuant to 18 U.S.C. Section 1350.

           99.3        Certification of John R. Cooper, Vice President, Treasurer, Chief Financial Officer
                          and Principal Accounting Officer of Indiantown Cogeneration Funding Corporation, pursuant to
                          18 U.S.C. Section 1350.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INDIANTOWN COGENERATION, L.P.
                                     (Co-Registrant)

Date:  August 14, 2002               __________________________________
                                     Thomas E. Legro
                                     Vice President, Controller and Principal
                                     Accounting Officer

                                     INDIANTOWN COGENERATION FUNDING
                                     CORPORATION
                                     (Co-Registrant)

Date:  August 14, 2002               __________________________________
                                     John R. Cooper
                                     Vice President, Treasurer, Chief Financial
                                     Officer and Principal Accounting Officer