Form 10-Q
period 2002-09-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2002-11-14
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Item 1 Financial Statements:

   Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and
      December 31, 2001.....................................................1
   Consolidated Statements of Operations for the
      Three Months and Nine Months Ended September 30, 2002 (Unaudited)
      and September   30,   2001 (Unaudited)................................3
   Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 2002 (Unaudited) and September 30, 2001 (Unaudited)....4
   Notes to Consolidated Financial Statements (Unaudited) ..................5

Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................11

Item 4 Controls and Procedures.............................................17

PART II OTHER INFORMATION

                                  PART I

                              FINANCIAL INFORMATION

                  Indiantown Cogeneration, L.P. and Subsidiary
                           Consolidated Balance Sheets
           As of September 30, 2002 and December 31, 2001

                                                                               September 30,              December 31,
                            ASSETS                                                  2002                      2001
---------------------------------------------------------------            -----------------------    ---------------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $             275,124      $           331,956
     Accounts receivable-trade                                                         11,935,677               14,443,374
     Inventories                                                                        1,637,216                  259,282
    Prepaids                                                                            1,086,093                  981,571
     Deposits                                                                           2,777,561                   44,450
    Investments held by Trustee, including restricted funds
        of $18,608,510 and $2,666,539, respectively
                                                                                       27,494,615                9,572,996
                                                                           -----------------------    ---------------------
               Total current assets                                                    45,206,286               25,633,629
                                                                           -----------------------    ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                  15,526,447               15,502,121

DEPOSITS                                                                                  181,642                  171,737

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                               8,582,363                8,582,363
     Electric and steam generating facilities                                         702,212,212              702,175,087
     Less accumulated depreciation                                                  (107,023,181)             (95,613,164)
                                                                           -----------------------    ---------------------
               Net property, plant & equipment                                        603,771,394              615,144,286
                                                                           -----------------------    ---------------------

FUEL RESERVE                                                                            5,180,853                4,059,534

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $46,122,697 and $45,503,768, respectively
                                                                                       14,064,731               14,683,148
                                                                           -----------------------    ---------------------
               Total assets                                                $          683,931,353     $        675,194,455
                                                                           =======================    =====================

 The accompanying notes are an integral part of these consolidated financial statements.

              Indiantown Cogeneration, L. P. and Subsidiary
                           Consolidated Balance Sheets
               As of September 30, 2002 and December 31, 2001

                                                                     September 30,            December 31, 2001
LIABILITIES AND PARTNERS' CAPITAL                                         2002
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
     Accrued payables/liabilities                             $              8,483,472    $            11,474,326
     Accrued interest                                                       15,253,936                  2,324,178
     Current portion - First Mortgage Bonds                                 13,013,247                 11,460,407
     Current portion lease payable - railcars                                  376,279                    358,575
                                                                  ---------------------     ----------------------
               Total current liabilities                                    37,126,934                 25,617,486
                                                                  ---------------------     ----------------------

LONG TERM DEBT:
     First Mortgage Bonds                                                  424,824,519                432,107,562
     Tax Exempt Facility Revenue Bonds                                     125,010,000                125,010,000
     Lease payable - railcars                                                3,302,348                  3,584,963
                                                                  ---------------------     ----------------------
               Total long term debt                                        553,136,867                560,702,525

                                                                  ---------------------     ----------------------
               Total liabilities                                           590,263,801                586,320,011
                                                                  ---------------------     ----------------------

PARTNERS' CAPITAL:
    Toyan Enterprises                                                       28,147,102                 26,706,773
    Palm Power Corporation                                                   9,366,755                  8,887,444
    Indiantown Project Investment Partnership                               18,686,675                 17,730,450
    Thaleia                                                                 37,467,020                 35,549,777
                                                                  ---------------------     ----------------------
                                                                  ---------------------     ----------------------
               Total partners' capital                                      93,667,552                 88,874,444
                                                                  ---------------------     ----------------------

               Total liabilities and partners' capital            $        683,931,353       $        675,194,455
                                                                  =====================     ======================

                        The accompanying notes are an integral part of these consolidated financial statements.

                 Indiantown Cogeneration, L.P. and Subsidiary
                      Consolidated Statements of Operations
 For the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001

                                                         Three Months Ended     Three Months Ended      Nine Months Ended    Nine Months Ended
                                                         September 30, 2002     September 30, 2001      September 30, 2002  September 30, 2001
                                                      ------------------------ ---------------------- --------------------- --------------------
Operating Revenues:                                         (Unaudited)             (Unaudited)         (Unaudited)            (Unaudited)
     Electric capacity and capacity bonus revenue
                                                             $  28,324,596             $31,050,188           $84,982,573          $93,234,527
     Electric energy revenue                                    12,045,461              14,880,333            37,563,310           44,181,448
     Steam revenue                                                  61,388                  41,973               208,189              235,437
                                                       ----------------------- ---------------------- --------------------  --------------------
         Total operating revenues                               40,431,445              45,972,494           122,754,072          137,651,412
                                                       ----------------------- ---------------------- --------------------  --------------------
Cost of Sales:

     Fuel and ash                                              14,160,684             14,866,474            45,411,958           46,623,296
     Operating and maintenance                                  4,466,100              4,918,801            13,783,742           14,383,730
     Depreciation                                               3,803,374              3,798,397            11,410,018           11,383,269
                                                       ----------------------- ---------------------- --------------------  --------------------
         Total cost of sales                                   22,430,158              23,583,672           70,605,718           72,390,295
                                                       ----------------------- ---------------------- --------------------  --------------------

Gross Profit                                                   18,001,287              22,388,822           52,148,354           65,261,117
                                                       ----------------------- ---------------------- --------------------  --------------------

Other Operating Expenses:
     General and administrative                                   713,518                758,755             2,318,789            3,119,801
     Insurance and taxes                                        1,728,067              1,700,636             5,175,537            5,006,646
                                                       ----------------------- ---------------------- --------------------  --------------------
         Total other operating expenses                         2,441,585              2,459,391             7,494,326            8,126,447
                                                       ----------------------- ---------------------- --------------------  --------------------

Operating Income                                               15,559,702              19,929,432            44,654,028           57,134,670

Non-Operating Income (Expenses):
     Interest expense                                        (13,416,695)            (14,233,047)            (40,745,458)       (42,340,721)
     Interest/Other income (expense)                             313,151                 370,830               884,538            1,350,586
                                                       ----------------------- ---------------------- --------------------  --------------------
         Net non-operating expense                          (13,103,544)            (13,862,217)            (39,860,920)       (40,990,135)
                                                       ----------------------- ---------------------- --------------------  --------------------

Net Income                                                    $2,456,158              $6,067,214            $4,793,108          $16,144,535
                                                       ======================= ====================== ====================  ====================

        The accompanying notes are an integral part of these consolidated financial statements.

              Indiantown Cogeneration, L.P. and Subsidiary
                      Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2002 and 2001

                                                                               Nine Months               Nine Months
                                                                                  Ended                     Ended
                                                                              September 30,             September 30,
                                                                                  2002                      2001
                                                                           --------------------     ----------------------
                                                                               (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                         $        4,793,108       $         16,144,535
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                    12,028,947                 12,001,686
                   Loss on disposal of assets                                                -                    609,067
                   Decrease in accounts receivable                                   2,507,697                    266,675
                   Increase in inventories and fuel reserves                       (2,499,253)                  (206,584)
                   Increase in deposits and prepaids                               (2,847,538)                  (417,600)
                Increase in accounts payable, accrued liabilities and
              accrued interest                                                       9,938,904                 15,120,038
                                                                           --------------------     ----------------------
                           Net cash provided by operating activities                23,921,865                 43,517,817
                                                                           --------------------     ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                                   (37,638)                (2,489,075)
            Increase in investment held by trustee                                (17,945,945)               (23,254,304)
                                                                           --------------------     ----------------------
                       Net cash used in investing activities                      (17,983,583)               (25,743,379)
                                                                           --------------------     ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of bonds                                                       (5,730,203)                (5,570,448)
            Capital distribution                                                             -               (12,400,000)
            Decrease in lease payable                                                (264,911)                  (246,463)
                                                                           --------------------     ----------------------
                                                                           --------------------     ----------------------
                           Net cash used in financing activities                   (5,995,114)               (18,216,911)
                                                                           --------------------     ----------------------
                                                                           --------------------     ----------------------

    CHANGE IN CASH AND CASH EQUIVALENTS                                               (56,832)                  (442,473)
    CASH and CASH EQUIVALENTS, beginning of year                                       331,956                    821,955
                                                                           --------------------     ----------------------

    CASH and CASH EQUIVALENTS, end of period                             $             275,124    $               379,482
                                                                           ====================     ======================

                        The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of September 30, 2002 (Unaudited)

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

          Currently, NEG is experiencing liquidity problems due to the deterioration in PG&E Corporation's credit position, the Utility's bankruptcy and the downturn in the energy industry. On July 31, 2002 and August 5, 2002, S&P and Moody's, respectively, downgraded NEG's ratings, as previously reported. On October 8, 2002, October 16, 2002 and October 18, 2002, Moody's further downgraded the senior unsecured debt rating, issuer rating and syndicated bank credit facilities of NEG. Moody's current rating of NEG is "B3". On October 11, 2002, S&P further downgraded certain of NEG's debt facilities. S&P's current rating of NEG is "B-". The result of these downgrades has left the credit ratings of NEG and its debt instruments below investment grade. Both S&P and Moody's credit ratings assigned to NEG and its affiliates are under review for possible further downgrade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership.

          On October 8, 2002, Moody's stated that in conjunction with the downgrade of NEG it had placed the Partnership's debt under review for possible downgrade. On October 15, 2002, S&P stated that the recent downgrade of NEG will not have an effect on the rating of the Partnership's debt at this time. S&P's rating of the Partnership's debt is "BBB-". On November 5, 2002, Moody's issued an opinion update changing the rating outlook of the Partnership's debt to "under review for possible downgrade" from "negative outlook". Moody's rating of the Partnership's debt is "Baa3".

2. BASIS OF PRESENTATION:

          Management believes that the accompanying unaudited Consolidated Financial Statements reflect all adjustments that are necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Report on Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

          This quarterly report should be read in conjunction with the Partnership's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2001 Annual Report on Form 10-K and its other reports filed with the Securities and Exchange Commission (SEC) since the 2001 Annual Report on Form 10-K was filed.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenue, expenses, assets and liabilities, and the disclosure of contingencies. Actual results could differ from these estimates.

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

Derivative Financial Instruments

          The Partnership adopted SFAS No. 133, entitled, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Partnership to recognize all derivatives, as defined in the statements listed above, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income, a component of partners' capital, until the hedged items are recognized in earnings. The Partnership has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. Since these activities qualify as normal purchase and sale activities, the Partnership has not recorded the value of the related contracts on its balance sheet, as permitted under the standards.

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

3. DEPOSITS:

          In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of September 30, 2002 and December 31, 2001, estimated present value of this deposit was $181,642 and $171,737, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

          In 2002, deposits totaling $2,710,000 were paid to General Electric International, Inc. for stator bars and long lead time equipment to perform full repairs to the generator during the 2002 fall scheduled outage. As of September 30, 2002, an additional $1,740,000 was committed to be paid by the Partnership for the repairs, which started on September 18, 2002 and were completed on November 7, 2002. The Facility was returned to service on November 10, 2002 on schedule and at full rated capacity.

4. LETTERS OF CREDIT:

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million. BNP Paribas notified the Partnership on May 18, 2001 of its intention not to extend the term of the agreement, which expires on November 22, 2005. The Partnership has been unable to find an issuer to replace BNP Paribas which meets the credit requirements under the Indenture. Pursuant to the terms of the Disbursement Agreement, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29,925,906. No cash flows have been available to make such deposits and therefore no funds have been deposited as of September 30, 2002.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of September 30, 2002, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of these agreements, which are due to expire in the fourth quarter of 2002. The current amount of these letters of credit is $13.1 million, which, if not renewed 30 days prior to expiration, may be drawn and will convert into letter of credit loans. The Partnership was notified on November 1, 2002 by LDC of its intention to draw on the $10.0 million letter of credit, which will be deposited into a security escrow account on November 14, 2002 and will be included in the long-term liability section of the balance sheet in the fourth quarter. The principal amount of this seven year term loan is payable in fourteen semi-annual installments with a prepayment provision of any outstanding loan amount before cash would be available for distribution to the Partners.

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

General

          The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of September 30, 2002, the Partnership had approximately $603.8 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the nine months ended September 30, 2002, the Partnership had total operating revenues of approximately $122.8 million, total operating costs of approximately $78.1 million, and total net interest expenses of approximately $39.9 million, resulting in net income of approximately $4.8 million.

          The Partnership's fuel supplier is in bankruptcy. Please see Part II, Item 5, Other Information, for a description of the bankruptcy and the Partnership's actions in respect of the bankruptcy.

          The Partnership has obtained all material environmental permits and approvals required as of September 30, 2002, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Results of Operations

          For the nine months ending September 30, 2002 and 2001, the Facility achieved an average Capacity Billing Factor ("CBF") of 89.49% and 96.69%, respectively. The CBF measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. The lower CBF in 2002 resulted from decreased availability in the fall of 2001 primarily caused by boiler tube leaks and repairs to the generator, which required the Facility to be out of service for eleven days. Repairs to the generator started on September 18, 2002 and were completed on November 7, 2002. The Facility was returned to service on November 10, 2002 on schedule and at full rated capacity. For the nine months ended September 30, 2002 and 2001, respectively, this resulted in earning monthly capacity payments aggregating $85.0 million and $84.8 million. In addition to the monthly capacity payments, the Partnership is entitled to capacity bonus payments if the CBF, at the end of each month, exceeds certain levels. Since the CBF was below these levels due to the decreased availability in the fall of 2001, no bonus has been received in 2002 compared to $8.4 million in the same period in 2001.

          During the nine months ended September 30, 2002, the Facility was dispatched by FPL and generated 1,704,657 megawatt-hours compared to 1,879,194 megawatt-hours during the same period in 2001. The decrease in 2002 was due to a scheduled outage, which began on September 15, 2002. The monthly dispatch rate for the first nine months of 2002 ranged from 78% to 97%, as compared to a range of 78% to 95% for the corresponding period in 2001.

          Net income for the nine months ended September 30, 2002, was approximately $4.8 million compared to the net income of approximately $16.1 million for the corresponding period in the prior year. The $11.3 million decrease is primarily attributable to not receiving monthly capacity bonus payments in 2002 as compared to the receipt of $8.4 million in payments in 2001, due to the lower CBF resulting from decreased availability in the fall of 2001. Additionally, there was a decrease in net energy margins of $5.4 million. The deterioration was due in part to higher costs of coal of $3.8 million under the amended contract for coal supply (see Part II, Item 5, Coal Supplier Bankruptcy) and a decrease in the index used to adjust quarterly the mine coal component of the unit energy price paid by FPL under the Power Purchase Agreement ("PPA"). The index decrease reduced energy revenue by $2.0 million, but was partially offset by reduced net fuel cycle costs of $0.4 million as a result of generating fewer mega-watt hours. Offsetting these variances is a decrease in general and administrative costs of $0.8 million due to reduced legal costs incurred, a decrease in operating and maintenance costs of $0.6 million and a decrease in net non-operating expenses of $1.1 million. See below for variation of non-operating expense variation.

          Net income for the three months ended September 30, 2002 was approximately $2.5 million compared to the net income of approximately $6.1 million for the corresponding period in the prior year. The $3.6 million decrease is primarily attributable to not receiving monthly capacity bonus payments of $2.7 million in 2002 and a decrease in net energy margins of $2.1 million resulting from the higher cost of coal and lower unit energy price per mega-watt hour. This is offset by lower operating and maintenance costs of $0.5 million and lower non-operating expenses of $0.7 million.

Operating Revenues

                                                              For the nine months ended
                                                     September 30, 2002      September 30, 2001

Revenues                                                $  122.8 million      $  137.6 million
KWhs                                                       1,704,657,000         1,879,194,000
Average Capacity Billing Factor                                89.49%               96.69%
Average Dispatch Rate                                          88.56%               89.11%

          For the nine months ended September 30, 2002, the Partnership had total operating revenues of approximately $122.8 million as compared to $137.6 million for the corresponding period in the prior year. The $14.8 million decrease in operating revenue is primarily due to lower energy revenue resulting from the decrease in the index used to adjust the unit energy price paid by FPL and from decreased capacity bonus payments due to the lower CBF resulting from decreased availability primarily caused by boiler tube leaks and repairs to the generator.

Cost of Sales

          Costs of sales for the nine months ended September 30, 2002, were approximately $70.6 million on sales of 1,704,657 MWhs as compared to $72.4 million on sales of 1,879,194 MWhs for the corresponding period in the prior year. The overall cost of fuel and ash decreased $1.2 million due to lower dispatch causing lower fuel consumption; however, the cost per ton of coal increased as a result of the amended coal purchase agreement, resulting in a higher cost per mega-watt hour generated. There was also a decrease in operating and maintenance costs of $0.6 million primarily due to baghouse bag replacements in 2001.

Non-Operating Income (Expense)

          Net interest expense for the nine months ended September 30, 2002, was approximately $39.9 million compared to $41.0 million for the same period in the prior year. June 2002 and December 2001 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $1.6 million. This was offset by reduced interest income earned of $0.5 million in 2002 as compared to the corresponding period in 2001 due to lower rates on investments held by the trustee.

Liquidity and Capital Resources

          Net cash provided by operating activities for the nine months ended September 30, 2002 was approximately $23.9 million as compared to $43.5 million for the corresponding period in 2001. The decrease is primarily driven by the reduction in net income, a decrease in 2002 in accrued liabilities for a payment of 2001 property taxes processed in March 2002, an increase in coal inventory, an increase in deposits for generator parts and repairs, and the effect of coal invoices paid net ten days after receipt of each shipment in accordance with the amended coal purchase agreement. Previously, coal invoices were paid twenty days after receipt of each invoice for all coal loaded for delivery during the preceding month.

          Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $18.0 million primarily due to an increase in investments held by the trustee, partially offset by capital expenditures. This compares to an increase in net cash used for investing activities for the nine months ended September 30, 2001 of approximately $25.7 million primarily driven by capital expenditures and an increase in investments held by the trustee.

          Net cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $6.0 million and $18.2 million, respectively. A capital distribution of $12.4 million was made in 2001; however, no distributions were made in 2002.

          On October 8, 2002, Moody's stated that in conjunction with the downgrade of NEG it had placed the Partnership's debt under review for possible downgrade. On October 15, 2002, S&P stated that the recent downgrade of NEG will not have an effect on the rating of the Partnership's debt at this time. S&P's rating of the Partnership's debt is "BBB-". On November 5, 2002, Moody's issued an opinion update changing the rating outlook of the Partnership's debt to "under review for possible downgrade" from "negative outlook". Moody's rating of the Partnership's debt is "Baa3". There are no credit rating requirements in the Partnership's financing agreements.

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

          The Partnership's total borrowings from inception through September 30, 2002 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of September 30, 2002, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

          As of September 30, 2002, the Partnership has made semi-annual principal installments totaling $28,404,234 for the A-9 series, which does not fully mature until December 15, 2010.

          The weighted average interest rate paid by the Partnership on its debt for the nine months ended September 30, 2002 and 2001, was 9.202% and 9.197%, respectively.

          The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit, which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of September 30, 2002, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of these agreements, which are due to expire in the fourth quarter of 2002. The current amount of these letters of credit is $13.1 million, which, if not renewed 30 days prior to expiration, may be drawn and will convert into letter of credit loans. The Partnership was notified on November 1, 2002 by LDC of its intention to draw on the $10.0 million letter of credit, which will be deposited into a security escrow account on November 14, 2002.

          The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds. BNP Paribas notified the Partnership on May 18, 2001 of its intention not to extend the term of the agreement, which expires on November 22, 2005. The Partnership has been unable to find an issuer to replace BNP Paribas which meets the credit requirements under the Indenture. Pursuant to the terms of the Disbursement Agreement, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29,925,906. No cash flows have been available to make such deposits and therefore no funds have been deposited as of September 30, 2002.

          In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. In September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of the agreement, which expired on November 22, 2001. The Partnership believes that it has adequate cash flow from operations to timely fund all of its working capital, capital expenditures and major maintenance requirements.

          See Report on Form 10-K dated December 31, 2001 for qualitative and quantitative disclosures about market risk regarding the fair value of debt.

Accounting Principles Issued But Not Yet Adopted

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statements ("SFAS") No. 143, entitled, Accounting for Asset Retirement Obligations. This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Partnership is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

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

Item 4   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Based on an evaluation of the Partnership's disclosure controls and procedures conducted on October 21, 2002, the Partnership's principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by the Partnership in reports the Partnership files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Governmental Approvals

          The Partnership has obtained all material environmental permits and approvals required, as of September 30, 2002, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. On October 9, 2002 the Partnership received an order modifying Conditions of Certification from the Florida Department of Environmental Protection ("FDEP"), as initially requested by the Partnership on November 10, 2000. That request to the FDEP included changes to surface and groundwater withdrawals, elimination of a condition requiring ambient air monitoring, modifications to conform the conditions to the facility's final Prevention of Significant Deterioration ("PSD") and Title V permits, modification of current regulatory references and Best Management Practice Plans. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

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

                                      INDIANTOWN COGENERATION, L.P.
                                      (Co-Registrant)

Date:  November 14, 2002              /s/ Thomas E. Legro
                                      -------------------------------
                                      Thomas E. Legro
                                      Vice President, Controller and Principal
                                      Accounting Officer

                                      INDIANTOWN COGENERATION FUNDING
                                      CORPORATION
                                      (Co-Registrant)

Date:  November 14, 2002               /s/ John R. Cooper
                                      -------------------------------
                                       John R. Cooper
                                       Vice President, Treasurer, Chief Financial
                                       Officer and Principal Accounting Officer

I, P. Chrisman Iribe, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Indiantown
     Cogeneration, L.P.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the  registrant  and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant’s   disclosure
          controls  and  procedures  within 90 days prior to the filing  date of
          this  quarterly   report  (the   “Evaluation   Date”);   and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the  registrant’s  auditors and the audit  committee  of  registrant’s  board  of  directors  (or  persons performing the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the registrant’s  auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant’s  other  certifying  officers and I have indicated in this  quarterly  report  whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect internal  controls  subsequent  to the date of our most recent  evaluation, including any corrective  actions with regard to  significant  deficiencies and material weaknesses.

Date: November 14, 2002

                                                 /s/ P. CHRISMAN IRIBE
                                                 -----------------------------
                                                 P. Chrisman Iribe
                                                 President
                                                 Indiantown Cogeneration, L.P.

I, Thomas E. Legro, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Indiantown
     Cogeneration, L.P.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the  registrant  and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant’s   disclosure
          controls  and  procedures  within 90 days prior to the filing  date of
          this  quarterly   report  (the   “Evaluation   Date”);   and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the  registrant’s  auditors and the audit  committee  of  registrant’s  board  of  directors  (or  persons performing the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the registrant’s  auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant’s  other  certifying  officers and I have indicated in this  quarterly  report  whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect internal  controls  subsequent  to the date of our most recent  evaluation, including any corrective  actions with regard to  significant  deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ THOMAS E. LEGRO
                                        ---------------------------------
                                        Thomas E. Legro
                                        Vice President, Controller and Principal
                                        Accounting Officer
                                        Indiantown Cogeneration, L.P.

I, P. Chrisman Iribe, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Indiantown
     Cogeneration Funding Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the  registrant  and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant’s   disclosure
          controls  and  procedures  within 90 days prior to the filing  date of
          this  quarterly   report  (the   “Evaluation   Date”);   and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the  registrant’s  auditors and the audit  committee  of  registrant’s  board  of  directors  (or  persons performing the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the registrant’s  auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

     6.   The  registrant’s  other certifying officers and I have indicated
          in this quarterly report whether or not there were significant changes in internal  controls  or in other  factors  that could  significantly affect  internal  controls  subsequent  to the date of our most recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date: November 14, 2002

                                    /s/ P. CHRISMAN IRIBE
                                    -------------------------------
                                    P. Chrisman Iribe
                                    President
                                    Indiantown Cogeneration Funding Corporation

I, John R. Cooper, certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Indiantown
     Cogeneration Funding Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange  Act Rules 13a-14 and 15d-14) for the  registrant  and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant’s   disclosure
          controls  and  procedures  within 90 days prior to the filing  date of
          this  quarterly   report  (the   “Evaluation   Date”);   and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the  registrant’s  auditors and the audit  committee  of  registrant’s  board  of  directors  (or  persons performing the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the registrant’s  auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

     6.   The  registrant’s  other certifying officers and I have indicated
          in this quarterly report whether or not there were significant changes in internal  controls  or in other  factors  that could  significantly affect  internal  controls  subsequent  to the date of our most recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date: November 14, 2002

                                  /s/ JOHN R. COOPER
                                  ----------------------------------
                                  John R. Cooper
                                  Vice President, Treasurer, Chief Financial Officer
                                  and Principal Accounting Officer
                                  Indiantown Cogeneration Funding Corporation