Form 10-K/A
period 2002-12-31
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2003-04-02
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

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

          99.1      Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section 1350 dated March 31, 2003

          99.2      Certification of Thomas E. Legro pursuant to 18 U.S.C. Section 1350 dated March 31, 2003

        99.3      Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section 1350 dated March 31, 2003

        99.4      Certification of Thomas E. Legro pursuant to 18 U.S.C. Section 1350 dated March 31, 2003

        99.5      Motion for an Order Pursuant to Bankruptcy Rule 9019 Approving Settlement among Indiantown
                  Cogeneration, L.P., Lodestar Energy Inc. and Lodestar Holdings, Inc. dated March 21, 2003

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

99.4      Certification  of Thomas E. Legro  pursuant to 18 U.S.C.  Section 1350 dated March 31, 2003

99.5      Motion for an Order Pursuant to Bankruptcy Rule 9019 Approving
          Settlement among Indiantown Cogeneration, L.P., Lodestar Energy Inc.
          and Lodestar Holdings, Inc. dated March 21, 2003