Form 10-Q
period 2003-03-31
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2003-05-14
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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
Bethesda, Maryland 20814-6161)
(Registrants’ address of principal executive offices)

(301)-280-6800
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [   ] Yes    [ X ] No

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I	FINANCIAL INFORMATION	Page No.

Item 1	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and
	December 31, 2002	1
	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2003 (Unaudited) and March 31, 2002 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2003 (Unaudited) and March 31, 2002 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3	Qualitative and Quantitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 5	Other Information	18

Item 6	Exhibits and Reports on Form 8K	21

Signatures and Certifications		22

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002

	March 31,	December 31,
ASSETS	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$278,713	$289,738
Restricted cash	1,700,000	1,700,000
Accounts receivable-trade	16,581,628	17,512,867
Inventories	1,018,436	740,981
Prepaids	645,955	927,771
Deposits	64,500	44,000
Investments held by Trustee, including restricted funds of $22,033,315 and $5,568,725, respectively	31,536,339	14,913,265

Total current assets	51,825,571	36,128,622

INVESTMENTS HELD BY TRUSTEE, restricted funds	26,004,529	26,001,000

DEPOSITS	188,561	185,069

NET PROPERTY, PLANT & EQUIPMENT	596,181,671	599,925,139

FUEL RESERVE	5,219,527	3,565,050

DEFERRED FINANCING COSTS, net of accumulated amortization of $46,729,261 and $46,497,413, respectively	13,457,655	13,689,503

Total assets	$692,877,514	$679,494,383

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002

	March 31,	December 31,
LIABILITIES AND PARTNERS' CAPITAL	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,554,037	$12,611,828
Accrued interest	15,174,295	2,321,651
Current portion — First Mortgage Bonds	14,566,087	14,566,087
Current portion lease payable – railcars	390,108	383,131
Current portion of term loans	1,431,607	1,431,607

Total current liabilities	40,116,134	31,314,304

LONG TERM DEBT:
First Mortgage Bonds	417,541,475	417,541,475
Tax Exempt Facility Revenue Bonds	125,010,000	125,010,000
Lease payable – railcars	3,103,774	3,203,957
Term loans	10,162,581	10,162,581

Total long term debt	555,817,830	555,918,013
OTHER LONG TERM LIABILITIES	85,901	—
Total liabilities	596,019,865	587,232,317

PARTNERS’ CAPITAL:
General Partners:
Palm Power Corporation	9,685,764	9,226,206
Indiantown Project Investment Partnership	19,323,101	18,406,281
Limited Partners:
Toyan Enterprises	29,105,725	27,724,753
Thaleia, LLC	38,743,059	36,904,826

Total partners’ capital	96,857,649	92,262,066

Total liabilities and partners’ capital	$692,877,514	$679,494,383

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and March 31, 2002

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Operating Revenues:	(Unaudited)	(Unaudited)
Electric capacity and capacity bonus revenue	$31,194,232	$28,343,076
Electric energy revenue	13,588,359	13,888,554
Steam revenue	69,090	85,412

Total operating revenues	44,851,681	42,317,042

Cost of Sales:
Fuel and ash	16,874,251	17,059,864
Operating and maintenance	3,641,371	3,710,050
Depreciation	3,796,770	3,803,271

Total cost of sales	24,312,392	24,573,185

Gross Profit	20,539,289	17,743,857

Other Operating Expenses:
General and administrative	1,054,867	760,143
Insurance and taxes	1,601,021	1,720,778

Total other operating expenses	2,655,888	2,480,921

Operating Income	17,883,401	15,262,936

Non-Operating Income (Expenses):
Interest expense	(13,467,785)	(13,669,241)
Interest/Other income (expense)	228,930	275,386

Net non-operating expense	(13,238,855)	(13,393,855)

Income before cumulative effect of change in accounting principle	4,644,546	1,869,081

Cumulative effect of change in accounting principle for asset retirement obligations	(48,963)	—

Net Income	$4,595,583	$1,869,081

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,595,583	$1,869,081
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	48,963	—
Depreciation, amortization and accretion	4,030,670	4,009,320
Decrease in accounts receivable	931,239	3,825
Increase in inventories and fuel reserves	(1,931,931)	(2,139,022)
Decrease (increase) in deposits and prepaids	261,315	(1,790)
Increase in accounts payable, accrued liabilities and accrued interest	8,794,853	8,880,327

Net cash provided by operating activities	16,730,692	12,621,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(21,907)	(43,700)
Increase in investment held by trustee	(16,626,604)	(12,498,965)

Net cash used in investing activities	(16,648,511)	(12,542,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in lease payable	(93,206)	(86,370)

Net cash used in financing activities	(93,206)	(86,370)

CHANGE IN CASH AND CASH EQUIVALENTS	(11,025)	(7,294)
CASH and CASH EQUIVALENTS, beginning of year	289,738	331,956

CASH and CASH EQUIVALENTS, end of period	$278,713	$324,662

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of March 31, 2003
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION:

     Indiantown Cogeneration, L.P. (the “Partnership”) is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, own and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the “Facility”) located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company (“FPL”) and supplies steam to Louis Dreyfus Citrus, Inc. (“LDC”), successor to Caulkins Indiantown Citrus Co.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete statements. Management believes that the accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim reporting requirements, reflect all adjustments that are necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods for Indiantown Cogeneration, L.P. and Indiantown Cogeneration Funding Corporation. All material adjustments are of a normal recurring nature unless otherwise disclosed in this report on Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

     This quarterly report should be read in conjunction with the Partnership’s consolidated financial statements and notes to consolidated financial statements included in its 2002 Annual Report on Form 10-K and its other reports filed with the Securities and Exchange Commission (“SEC”) since the 2002 Annual Report on Form 10-K was filed.

2.	RELATIONSHIP WITH PG&E CORPORATION AND PG&E NATIONAL ENERGY GROUP, INC:

     The Partnership is managed by PG&E National Energy Group Company (“NEG”), pursuant to a Management Services Agreement (the “MSA”). The Facility is operated by PG&E Operating Services Company (“PG&E OSC”), pursuant to an Operation and Maintenance Agreement (the “O&M Agreement”). NEG and PG&E OSC are general partnerships indirectly wholly owned by NEG, Inc., an indirect wholly owned subsidiary of PG&E Corporation.

     In December 2000, and in January and February 2001, PG&E Corporation and NEG, Inc. completed a corporate restructuring that involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG.

     On April 6, 2001, Pacific Gas and Electric Company (the “Utility”), another subsidiary of PG&E Corporation, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect NEG, Inc. or any of its subsidiaries. NEG Inc.’s management believes that NEG, Inc. and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

     As result of the sustained downturn in the power industry, NEG, Inc. and certain of its consolidated affiliates have experienced a financial downturn which caused the major credit rating agencies to downgrade NEG, Inc. and certain of its consolidated affiliates’ credit ratings to below investment grade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership.

     On October 8, 2002, Moody’s stated that in conjunction with the downgrade of NEG, Inc. it had placed the Partnership’s debt under review for possible downgrade. On October 15, 2002, S&P stated that the recent downgrade of NEG, Inc. will not have an effect on the rating of the Partnership’s debt at this time. S&P’s rating of the Partnership’s debt is “BBB-”. On November 5, 2002, Moody’s issued an opinion update changing the rating outlook of the Partnership’s debt to “under review for possible downgrade” from “negative outlook”. Moody’s rating of the Partnership’s debt is “Baa3”. On December 12, 2002, Fitch Ratings removed the “Rating Watch Negative” from it’s “BBB-” rating on the Partnership’s debt for the satisfactory completion of the permanent generator repairs during the 2002 scheduled fall outage. There are no minimum credit rating requirements in the Partnership’s financing agreements.

     NEG, Inc. and certain affiliates, excluding Toyan and IPILP, are currently in default under various debt agreements and guaranteed equity commitments. NEG, Inc., its subsidiaries and their lenders have been engaged in discussions to restructure NEG, Inc.’s and its subsidiaries’ debt obligations and other commitments since October 2002. No agreement has been reached yet and there can be no assurance that an agreement will be reached. Any restructuring agreement that may be reached would be implemented through a reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is not a party to such debt agreements and guaranteed equity commitments or participants in such discussions.

     Although NEG, Inc., and its subsidiaries are continuing their efforts to maximize cash and reduce liabilities, such efforts are not expected to restore the financial condition of NEG, Inc. and its subsidiaries. Absent a negotiated agreement, the lenders may exercise their default remedies or force NEG, Inc. and certain of its subsidiaries into an involuntary proceeding under the U.S. Bankruptcy Code. Notwithstanding the status of current negotiations, NEG, Inc. and certain of its subsidiaries also may elect to voluntarily seek protection under the U.S. Bankruptcy Code as early as the second quarter 2003.

     NEG, Inc. owns an indirect interest in the Partnership, and through its wholly owned subsidiaries NEG and PG&E OSC manages and operates the Project. The Partnership cannot be certain that an insolvency or bankruptcy involving NEG, Inc. or any of its subsidiaries would not affect NEG Inc.’s ownership arrangement with respect to the Partnership or the ability of NEG and PG&E OSC to manage and operate the Project.

3.	SIGNIFICANT ACCOUNTING POLICIES:

     Except as disclosed, the Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2002 Annual Report on Form 10-K.

Adoption of New Accounting Pronouncements

     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. The statement requires that an asset retirement obligation be recorded at fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. In the same period, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the long-lived asset.

     The Partnership has a legal obligation to perform certain clean-up and security procedures. As such the Partnership has assessed the probability of when this will occur and the related cost. Upon implementation of this statement, the Partnership recorded $43,607 of property, plant and equipment to reflect the fair value of the asset retirement costs as of the date the obligation was incurred, $8,721 of accumulated depreciation through December 31, 2002 and an asset retirement obligation of $83,849. The cumulative effect of the change in accounting principle as a result of adopting this statement was a loss of $48,963.

     If this statement had been adopted on January 1, 2002, the pro forma effects on earnings of the accounting change for the three months ended March 31, 2002 would not have been material.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit and deposal activities initiated after December 31, 2002. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. This statement and interpretation was adopted on January 1, 2003 and did not have an impact on the Partnership’s consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted

     In January 2003, the FASB Issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after June 15, 2003. The Partnership does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.

     The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of the statement that relate to previous FASB guidance issued in the form of SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Partnership is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

4.	RELATED PARTY TRANSACTIONS:

     The Partnership has a Management Services Agreement with NEG, Inc. for the day-to-day management and administration of the Partnership’s business relating to the Facility. The agreement commenced on September 30, 1992 and will continue through August 31, 2026. The cost of services is included in general and administrative expenses in the accompanying consolidated statements of operations. The total amount due to NEG, Inc. for these services for the three months ended March 31, 2003 is $194,474, all of which is subordinated pursuant to the Disbursement Agreement.

     The Partnership has an Operation and Maintenance Agreement with PG&E OSC, for the operations and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Compensation to PG&E OSC under the agreement includes an annual base fee of which a portion is subordinate to debt service and certain other costs. The base fee is included in operating and maintenance expenses in the accompanying consolidated statements of operations. The total amount due to PG&E OSC for these services for the three months ended March 31, 2003 is $451,644, none of which is subordinated pursuant to the Disbursement Agreement.

5.	LETTERS OF CREDIT:

     The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris). Pursuant to the terms of the Disbursement Agreement, since the agreement will expire on November 22, 2005, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29,925,906. No cash flows have been available to make such deposits and therefore no funds have been deposited as of March 31, 2003. The Partnership began to make deposits in the second quarter of 2003 and expects to have the required balance fully funded by the end of the first quarter of 2005.

     The Partnership, pursuant to certain of the contracts, is required to post letters of credit, which, in the aggregate, had a face amount of no more than $65 million. Certain of these letters of credit had been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston. Prior to the expiration of the Letter of Credit and Reimbursement Agreement, letters of credit were drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10,000,000 and $1,700,000, respectively. The principal amount of these seven year term loans is payable in fourteen semi-annual installments with a prepayment provision of any outstanding loan amount before cash would be available for distribution to the Partners.

6.	NEW COAL PURCHASE AND ASH DISPOSAL AGREEMENTS:

     A Back-up Coal Purchase Agreement was executed on February 5, 2003 between the Partnership and Massey Coal Sales, Inc. (“Massey”) and became effective on April 1, 2003. Under the Back-up Coal Agreement, Massey will provide coal under substantially similar terms to the Coal Supply Agreement, which the Partnership had with Lodestar Energy, Inc. prior to the termination of the agreement on March 31, 2003. The base coal price is $33.75 per ton with a market price reopener provision beginning in October 2003. The Partnership cannot predict the outcome of the future negotiations to adjust the coal price.

     A new Ash Disposal Agreement was executed on February 1, 2003 between the Partnership and VFL Technology Corporation (“VFL”) and has a term of four years with an option for two additional years. This agreement, combined with other ash disposal agreements, allows the Partnership to dispose of all the Facility’s ash without relying on Lodestar Energy, Inc.

7.	CONCENTRATIONS OF CREDIT RISK:

     Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations (accounts receivable). The Partnership’s credit risk is primarily concentrated with FPL, who provides more than 99% of the Partnership revenues and is considered to be of investment grade.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of the Partnership and the notes to the consolidated financial statements included herein. Further, this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s 2002 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

     The information in this Quarterly Report on Form 10-Q includes forward-looking statements about the future that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which the Partnership believes are reasonable and on information currently available to the Partnership. Actual results could differ materially from those contemplated by the forward-looking statements. Although the Partnership believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance or achievements cannot be guaranteed. Although the Partnership is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements include:

     Operational Risks

     The Partnership’s future results of operations and financial condition will be affected by the performance of equipment, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices, fuel deliveries and prices, whether PG&E National Energy Group, Inc. (“NEG, Inc.”) or certain of it subsidiaries seek protection under the U.S. Bankruptcy Code, or are forced into a proceeding under the U.S. Bankruptcy Code, and the outcome of the outstanding release not yet exchanged with respect to the termination of the Coal Purchase Agreement (see “Replacement of Coal Supplier”, included in Part II, Item 5, Other Information below).

     Actions of Florida Power & Light and Other Counterparties

     The Partnership’s future results of operations and financial condition may be affected by the extent to which counterparties require additional assurances in the form of letters of credit or cash collateral and the potential future failure of the Partnership to maintain the qualifying facility status, which failure could cause a default under the Power Purchase Agreement.

     Accounting and Risk Management

     The Partnership’s future results of operations and financial condition may be affected by the effect of new accounting pronouncements, changes in critical accounting policies or estimates, the effectiveness of the Partnership’s risk management policies and procedures, the ability of the Partnership’s counterparties to satisfy their financial commitments to the Partnership and the impact of counterparties’ nonperformance on the Partnership’s liquidity position and heightened rating agency criteria and the impact of changes in the Partnership’s credit ratings.

     Legislative and Regulatory Matters

     The Partnership’s business may be affected by legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries; heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of the Partnership by state and federal agencies; and changes in or application of federal, state, and local laws and regulations to which the Partnership is subject.

     Litigation and Environmental Matters

     The Partnership’s future results of operations and financial condition may be affected by compliance with existing and future environmental and safety laws, regulations, and policies,

the cost of which could be significant, and the outcome of any potential future litigation and environmental matters.

Overview

     The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. Revenues are derived primarily from capacity and bonus payments, measured by the Capacity Billing Factor (“CBF”), and sales of electricity. The Facility is dispatched for electric energy by FPL on an economic basis. In the 2003 agreement year the Facility is entitled to four weeks of outages to perform scheduled maintenance. Differences in the timing and scope of scheduled maintenance can have a significant impact on the revenues and operational costs.

     The Partnership replaced its fuel supplier effective April 1, 2003. Please see Part II, Item 5, Other Information, for a description of the Partnership’s actions with respect to the replacement of the coal supplier.

     The Partnership has obtained all material environmental permits and approvals required as of March 31, 2003, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Relationship with PG&E Corporation and NEG, Inc.

     In December 2000, and in January and February 2001, PG&E Corporation and NEG, Inc. completed a corporate restructuring that involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG.

     On April 6, 2001, Pacific Gas and Electric Company (the “Utility”), another subsidiary of PG&E Corporation, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect NEG, Inc. or any of its subsidiaries. NEG Inc.’s management believes that NEG, Inc. and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

     As result of the sustained downturn in the power industry, NEG, Inc. and certain of its consolidated affiliates have experienced a financial downturn which caused the major credit rating agencies to downgrade NEG, Inc. and certain of its consolidated affiliates’ credit ratings to below investment grade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership.

     On October 8, 2002, Moody’s stated that in conjunction with the downgrade of NEG, Inc. it had placed the Partnership’s debt under review for possible downgrade. On October 15, 2002, S&P stated that the recent downgrade of NEG, Inc. will not have an effect on the rating of the Partnership’s debt at this time. S&P’s rating of the Partnership’s debt is “BBB-”. On November 5, 2002, Moody’s issued an opinion update changing the rating outlook of the Partnership’s debt to “under review for possible downgrade” from “negative outlook”. Moody’s rating of the Partnership’s debt is “Baa3”. On December 12, 2002, Fitch Ratings removed the “Rating Watch Negative” from it’s “BBB-” rating on the Partnership’s debt for the satisfactory completion of the permanent generator repairs during the 2002 scheduled fall outage. There are no minimum credit rating requirements in the Partnership’s financing agreements.

     NEG, Inc. and certain affiliates, excluding Toyan and IPILP, are currently in default under various debt agreements and guaranteed equity commitments. NEG, Inc., its subsidiaries and their lenders have been engaged in discussions to restructure NEG, Inc.’s and its subsidiaries’ debt obligations and other commitments since October 2002. No agreement has been reached yet and there can be no assurance that an agreement will be reached. Any restructuring agreement that may be reached would be implemented through a reorganization proceeding under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is not a party to such debt agreements and guaranteed equity commitments or participants in such discussions.

     Although NEG, Inc., and its subsidiaries are continuing their efforts to maximize cash and reduce liabilities, such efforts are not expected to restore the financial condition of NEG, Inc. and its subsidiaries. Absent a negotiated agreement, the lenders may exercise their default remedies or force NEG, Inc. and certain of its subsidiaries into an involuntary proceeding under the U.S. Bankruptcy Code. Notwithstanding the status of current negotiations, NEG, Inc. and certain of its subsidiaries also may elect to voluntarily seek protection under the U.S. Bankruptcy Code as early as the second quarter 2003.

     NEG, Inc. owns an indirect interest in the Partnership, and through its wholly owned subsidiaries NEG and PG&E OSC manages and operates the Project. The Partnership cannot be certain that an insolvency or bankruptcy involving NEG, Inc. or any of its subsidiaries would not affect NEG Inc.’s ownership arrangement with respect to the Partnership or the ability of NEG and PG&E OSC to manage and operate the Project.

Results of Operations

     For the three months ended March 31, 2003 and 2002, the Facility achieved an average Capacity Billing Factor (“CBF”) of 96.09% and 89.49%, respectively. The CBF measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. The lower CBF in 2002 (which is the rolling average of the prior 365 days) resulted from decreased availability in the fall of 2001 primarily caused by boiler tube leaks and repairs to the generator, which required the Facility to be out of service for eleven days. For the three months ended March 31, 2003 and 2002, respectively, this resulted in earning monthly capacity payments aggregating $28.4 million and $28.3 million. In addition to the monthly capacity payments, the Partnership is entitled to capacity bonus payments if the CBF, at the end of each month, exceeds certain levels. The Partnership earned capacity bonuses of $2.8 million for the three months ended March 31, 2003. No capacity bonus was received for the three months ended March 31, 2002, since the CBF was below these levels due to the decreased availability in the fall of 2001.

     During the three months ended March 31, 2003, the Facility was dispatched by FPL and generated 590,650 megawatt-hours compared to 629,608 megawatt-hours during the same period in 2002. The decrease in 2003 was due to a forced outage to repair superheater division wall tube leaks and due to a unit derate to repair a boiler feedpump motor. The monthly dispatch rate for the first three months of 2003 ranged from 79% to 88%, as compared to a range of 82% to 93% for the corresponding period in 2002.

     Net income for the three months ended March 31, 2003, was approximately $4.6 million compared to the net income of approximately $1.9 million for the corresponding period in the prior year. The $2.7 million increase is primarily attributable to the receipt of $2.8 million in monthly capacity bonus payments in 2003 as compared to no receipt of bonus payments in 2002, due to the lower CBF resulting from decreased availability in the fall of 2001. Insurance and taxes decreased in 2003 by $0.1 million and net-non operating expenses decreased by $0.2 million, which is offset by an increase in general and administrative costs of $0.3 million due to an increase in legal costs associated with the termination and replacement of the Coal Purchase and Transportation Agreement (see Part II, Item 5, Replacement of Coal Supplier).

Operating Revenues

	For the three months ended
	March 31, 2003	March 31, 2002

Revenues	$44.9 million	$42.3 million
KWhs	590,650,000	629,608,000
Average Capacity Billing Factor	96.09%	89.83%
Average Dispatch Rate	82.86%	88.33%

     For the three months ended March 31, 2003, the Partnership had total operating revenues of approximately $44.9 million as compared to $42.3 million for the corresponding period in the prior year. The $2.6 million increase in operating revenue is primarily due to increased capacity bonus payments of $2.8 million due to the higher CBF, offset by lower energy revenue of $0.3 million resulting from the decrease in the megawatt generation.

Cost of Sales

     Costs of sales for the three months ended March 31, 2003, were approximately $24.3 million on sales of 590,650 megawatt hours as compared to $24.6 million on sales of 629,608 megawatt hours for the corresponding period in the prior year. The overall cost of fuel and ash decreased $0.2 million due to lower dispatch causing lower fuel consumption. There was also a decrease in operating and maintenance costs in 2003 of $0.1 million primarily due to a decrease in chemical consumption.

Non-Operating Income (Expense)

     Net interest expense for the three months ended March 31, 2003, was approximately $13.2 million compared to $13.4 million for the same period in the prior year. June 2002 and December 2002 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.3 million. This was offset by an increase in interest expense of $0.1 million due to the conversion of the FPL Termination Fee and the LDC letters of credit into term loans.

Liquidity and Capital Resources

     Net cash provided by operating activities for the three months ended March 31, 2003 was approximately $16.8 million as compared to $12.5 million for the corresponding period in 2002. The increase is primarily driven by the increase in net income and a decrease in 2003 in accounts receivable for a payment of a 2002 reconciliation of unit energy costs calculations under the Power Purchase Agreement.

     Net cash used in investing activities for the three months ended March 31, 2003 was approximately $16.7 million primarily due to an increase in investments held by the trustee. This compares to an increase in net cash used for investing activities for the three months ended March 31, 2002 of approximately $12.5 million primarily driven by an increase in investments held by the trustee.

     Net cash used in financing activities for the three months ended March 31, 2003 and 2002 was $0.1 million primarily driven from the payment on outstanding lease payable.

Credit Ratings

     On October 8, 2002, Moody’s stated that in conjunction with the downgrade of NEG it had placed the Partnership’s debt under review for possible downgrade. On October 15, 2002, S&P stated that the recent downgrade of NEG will not have an effect on the rating of the

Partnership’s debt at this time. S&P’s rating of the Partnership’s debt is “BBB-”. On November 5, 2002, Moody’s issued an opinion update changing the rating outlook of the Partnership’s debt to “under review for possible downgrade” from “negative outlook”. Moody’s rating of the Partnership’s debt is “Baa3”. On December 12, 2002, Fitch Ratings removed the “Rating Watch Negative” from it’s “BBB-” rating on the Partnership’s debt for the satisfactory completion of the permanent generator repairs during the 2002 scheduled fall outage. There are no credit rating requirements in the Partnership’s financing agreements.

Bonds

     The Partnership’s total borrowings from inception through March 31, 2003 were $769 million. An equity loan of $139 million was repaid on December 26, 1995. As of March 31, 2003, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds.

     The weighted average interest rate paid by the Partnership on its debt for the three months ended March 31, 2003 and 2002, was 9.201% and 9.202%, respectively.

Credit Agreements

     The Partnership, pursuant to certain of the contracts, is required to post letters of credit, which, in the aggregate, had a face amount of no more than $65 million. Certain of these letters of credit had been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston. Prior to the expiration of the Letter of Credit and Reimbursement Agreement, letters of credit were drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10,000,000 and $1,700,000, respectively. The principal amount of these seven year term loans is payable in fourteen semi-annual installments with a prepayment provision of any outstanding loan amount before cash would be available for distribution to the Partners.

     The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris). Pursuant to the terms of the Disbursement Agreement, since the agreement will expire on November 22, 2005 available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29,925,906. No cash flows have been available to make such deposits and therefore no funds have been deposited as of March 31, 2003. The Partnership began to make deposits in the second quarter of 2003 and expects to have the required balance fully funded by the end of the first quarter of 2005.

     In order to provide for the Partnership’s working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. In

September 2001, Credit Suisse notified the Partnership of its intention not to extend the term of the agreement, which expired on November 22, 2001.

     The Partnership is actively engaging in discussions with financial institutions to obtain replacement letters of credit and a working capital facility; however, the Partnership cannot give assurances that it will be successful in obtaining replacement letters of credit and a working capital facility.

     The Partnership believes that it will have adequate cash flows from operations in 2003 to timely fund all future working capital, capital expenditures, major maintenance requirements and cover debt repayment obligations.

Market Risk

     Market risk is the risk that changes in market conditions will adversely affect earnings or cash flow. The Partnership categorizes its market risks as interest rate risk and energy commodity price risk. Immediately below are detailed descriptions of the market risks and explanations as to how each of these risks is managed.

     Interest Rate Risk

     Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of March 31, 2003, a 10% decrease in interest rates would be immaterial to the Partnership’s consolidated financial statements.

     The Partnership’s Bonds have fixed interest rates. Changes in the current market rates for the Bonds would not result in a change in interest expense due to the fixed coupon rate of the Bonds.

     Energy Commodity Price Risk

     The Partnership seeks to reduce its exposure to market risk associated with energy commodities such as electric power and coal fuel through the use of long-term purchase and sale contracts. Currently, the energy price paid by FPL for the coal cost component of the energy payment is not matched to the price of base coal in the amended coal purchase agreement. A provision in the Power Purchase Agreement allows FPL and the Partnership to meet and adjust annually the energy payment with the objective of minimizing the difference in the actual energy costs and the energy payments, if the difference is more than 4%. FPL recently began to conduct its audit of the 2002 documentation provided by the Partnership of actual energy costs to determine if the difference is more than 4%.

Critical Accounting Policies

     The Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2002 Annual Report on Form 10-K.

Accounting Principles Issued But Not Yet Adopted

     In January 2003, the FASB Issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after June 15, 2003. The Partnership does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.

     The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of the statement that relate to previous FASB guidance issued in the form of SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Partnership is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

Legal Matters

     The Partnership is currently not involved in any legal proceedings.

Regulations and Environmental Matters

     The Partnership has obtained all material environmental permits and approvals required, as of March 31, 2003, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

Item 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is exposed to market risk from changes in interest rates and energy commodity prices which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities. (See “Market Risk”, included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations above).

Item 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on an evaluation of the Partnership’s disclosure controls and procedures conducted on May 2, 2003, the Partnership’s principal executive officer and principal financial officer of Indiantown Cogeneration, L.P. and Indiantown Cogeneration Funding Corporation have concluded that such controls and procedures effectively ensure that information required to be disclosed by the Partnership in reports the Partnership files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Changes in Internal Controls

     There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 5	OTHER INFORMATION

Replacement of Coal Supplier

     The Partnership had a coal purchase agreement (the “Coal Purchase Agreement”) with Lodestar Energy, Inc. (LEI) pursuant to which LEI supplies all of the coal for the facility.

     On April 27, 2001, an order for relief was entered in the Involuntary Petition under Chapter 11 of the United States Bankruptcy Code with respect to LEI and its parent, Lodestar Holdings Inc. (“LHI”), in the U.S. Bankruptcy Court in Lexington, Kentucky. Since that time, LHI and LEI have been operating their business as “debtors in possession.” On October 3, 2001, LEI filed a motion with the Bankruptcy Court seeking to reject the Coal Purchase Agreement. The Partnership and LEI agreed to and executed Amendment No. 3 to the Coal Purchase Agreement effective October 16, 2001 (the “Amendment”). The principal change effected in the Coal Purchase Agreement by the Amendment is an increase from $26.632 to $34.00 per ton in the base coal price for coal delivered after October 16, 2001, with a 2% additional increase in the base coal price effective October 16, 2002. The agreement also reduced the amount of ash the Partnership is required to provide to LEI. The transportation and administrative fees the Partnership is required to pay remain unchanged, but will continue to adjust in accordance with the terms of the Coal Purchase Agreement. The Amendment also includes market price reopener provisions, beginning October 16, 2003.

     In December 2002, an order by the U.S. Bankruptcy Court was issued authorizing LEI to sell its property at auction, which occurred on January 30, 2003. The Coal Purchase and Transportation Agreement was included in the property auctioned. A bid was made for the property, including the agreement with the Partnership. At a court hearing to certify the auction, the highest bidder rescinded their bid, claiming information was withheld during their due diligence before the auction. Since most of the officers and directors of LEI resigned prior to the court hearing, the judge appointed a trustee for LEI who was to advise the court on the next course of action to pursue.

     LEI had failed to perform certain of its obligations under the Coal Purchase Agreement related to ash disposal, and on January 28, 2003, the Partnership delivered a notice of an event of default to LEI. In the event the contract was terminated as a result of such default, by LEI or otherwise, the Partnership had entered into a backup coal supply agreement and alternate ash disposal agreements.

     A new Ash Disposal Agreement was executed on February 1, 2003 between the Partnership and VFL Technology Corp. (“VFL”) and has a term of four years with an option for an additional two years. The agreement calls for the nominal removal of 1,000 to 1,500 tons of dry fly ash per week, which is approximately 50% of the fly ash produced each week, and allows for the removal of up to 100% of the fly ash produced by the Facility. The disposal fee is $21.85 per ton and is adjusted quarterly beginning on May 1, 2003 in accordance with a Producer Price Index, which includes labor to load trucks, the transportation vehicles, transportation costs and disposal fee. This agreement, combined with other current ash disposal agreements, allows the Partnership to dispose of all of the Partnership’s ash without relying on Lodestar. The Partnership has satisfied the applicable conditions precedent set forth in the Partnership’s financing documents relating to the entering into of the Ash Disposal Agreement.

     The Back-up Coal Agreement was executed on February 5, 2003 between the Partnership and Massey Coal Sales, Inc. (“Massey”). Under the Back-up Coal Agreement, Massey will provide coal under substantially similar terms to the Coal Supply Agreement should the Coal Supply Agreement with Lodestar be terminated. The base coal price is $33.75 per ton with a market price reopener provision beginning in October 2003. The Partnership cannot predict the outcome of the future negotiations to adjust the coal price. The Partnership has satisfied the applicable conditions precedent set forth in the Partnership’s financing documents relating to the entering into of the Back-up Coal Agreement.

     On March 20, 2003, the Partnership and the court appointed trustee negotiated a settlement which effectively terminated the Coal Purchase Agreement as of March 31, 2003. A motion for an order approving the settlement was filed in the U.S. Bankruptcy Court on March 21, 2003. An order approving the settlement was entered by the Bankruptcy Court on April 4, 2003. At closing, the Partnership made a settlement payment to the court appointed trustee, on behalf of LEI, in the amount of $805,000 and general releases in form and substance mutually acceptable were exchanged between the Partnership and LEI. One outstanding release has not yet been exchanged regarding the Transportation Agreement and monies owed to the rail transporter, CSX Transportation (“CSX”), from LEI. Until such a release is obtained, $195,000 will be placed into an escrow account until the Partnership receives a release of its potential liability to CSX. Once the order approving the settlement was entered, the Back-up Coal Agreement became effective retroactively to the date of termination of the Coal Purchase Agreement specified in the settlement. Upon the receipt of the release, the Transportation Agreement will revert to the Partnership. The Partnership has satisfied the applicable conditions precedent set forth in the Partnership’s financing documents relating to the entering into of this settlement.

     The Partnership and CSX have had initial discussions related to the Transportation Agreement and CSX has taken a position that approximately $1.1 million in pre-petition and gap debt owed to CSX from LEI must be paid by the Partnership before the Transportation Agreement can be implemented. Both CSX and the Partnership are working to resolve this issue expeditiously. Until the issue is resolved, CSX is delivering coal pursuant to their tariff, and will continue to transport coal to the Facility at published tariff rates that are approximately $10.00 per ton higher than the Transportation Agreement rates. The Partnership does not expect this issue to have a material impact on its current financial position or operations.

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

Exhibit
No.	Description

10	Settlement and Termination Agreement between Indiantown Cogeneration, L.P. and Lodestar Energy, Inc. dated April 14, 2003.

99.1	Certification of P. Chrisman Iribe, President of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003

99.2	Certification of P. Chrisman Iribe, President of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003

99.3	Certification of Thomas E. Legro, Vice President, Controller and Chief Accounting Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003

99.4	Certification of Thomas E. Legro, Vice President, Controller, and Chief Accounting Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003

     b) Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INDIANTOWN COGENERATION, L.P. (Co-Registrant)

Date: May 14, 2003	/s/ THOMAS E. LEGRO

Thomas E. Legro
Vice President, Controller and Chief
Accounting Officer

INDIANTOWN COGENERATION FUNDING CORPORATION (Co-Registrant)

Date: May 14, 2003	/s/ THOMAS E. LEGRO

Thomas E. Legro
Vice President, Controller, and Chief
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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ P. CHRISMAN IRIBE P. Chrisman Iribe President Indiantown Cogeneration, L.P.

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ THOMAS E. LEGRO Thomas E. Legro Vice President, Controller and Chief Accounting Officer Indiantown Cogeneration, L.P.

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ P. CHRISMAN IRIBE P. Chrisman Iribe President Indiantown Cogeneration Funding Corporation

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ THOMAS E. LEGRO Thomas E. Legro Vice President, Controller and Chief Accounting Officer Indiantown Cogeneration Funding Corporation

EXHIBIT INDEX

Exhibit
No.	Description

10	Settlement and Termination Agreement between Indiantown Cogeneration, L.P. and Lodestar Energy, Inc. dated April 14, 2003.

99.1	Certification of P. Chrisman Iribe, President of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003

99.2	Certification of P. Chrisman Iribe, President of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003

99.3	Certification of Thomas E. Legro, Vice President, Controller and Chief Accounting Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003

99.4	Certification of Thomas E. Legro, Vice President, Controller, and Chief Accounting Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 14, 2003