Form 10-Q
period 2003-06-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2003-08-14
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes     [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     [  ] Yes     [X] No

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$402	$290
Restricted cash	1,700	1,700
Accounts receivable-trade	17,289	17,513
Inventories	1,807	741
Prepaids	1,801	928
Deposits	65	44
Investments held by Trustee, including restricted funds of $9,427 and $5,569, respectively	17,672	14,913

Total current assets	40,736	36,129

INVESTMENTS HELD BY TRUSTEE,
restricted funds	26,008	26,001
DEPOSITS	192	185
NET PROPERTY, PLANT & EQUIPMENT	592,395	599,925
FUEL RESERVE	2,633	3,565
DEFERRED FINANCING COSTS, net of accumulated amortization of $47,377 and $46,497, respectively	12,810	13,689

Total assets	$674,774	$679,494

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12,349	$12,612
Accrued interest	2,377	2,322
Current portion - First Mortgage Bonds	15,676	14,566
Current portion lease payable – railcars	397	383
Current portion of term loans	1,483	1,431

Total current liabilities	32,282	31,314

LONG TERM DEBT:
First Mortgage Bonds	409,149	417,541
Tax Exempt Facility Revenue Bonds	125,010	125,010
Lease payable – railcars	3,002	3,204
Term loans	9,408	10,163

Total long term debt	546,569	555,918

OTHER LONG TERM LIABILITIES	88	—

Total liabilities	578,939	587,232

PARTNERS’ CAPITAL:
General Partners:
Palm Power Corporation	9,584	9,226
Indiantown Project Investment Partnership	19,119	18,406
Limited Partners:
Toyan Enterprises	28,798	27,725
Thaleia, LLC	38,334	36,905

Total partners’ capital	95,835	92,262

Total liabilities and partners’ capital	$674,774	$679,494

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
(in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues:
Electric capacity and capacity bonus revenue	$31,282	$28,315	$62,476	$56,658
Electric energy revenue	13,436	11,629	27,025	25,518
Steam revenue	62	61	131	147

Total operating revenues	44,780	40,005	89,632	82,323

Cost of Sales:
Fuel and ash	17,843	14,191	34,717	31,251
Operating and maintenance	7,788	5,608	11,429	9,318
Depreciation	3,797	3,803	7,594	7,607

Total cost of sales	29,428	23,602	53,740	48,176

Gross Profit	15,352	16,403	35,892	34,147

Other Operating Expenses:
General and administrative	1,015	845	2,070	1,605
Insurance and taxes	1,806	1,727	3,407	3,448

Total other operating expenses	2,821	2,572	5,477	5,053

Operating Income	12,531	13,831	30,415	29,094

Non-Operating Income (Expense):
Interest expense	(13,865)	(13,659)	(27,333)	(27,328)
Interest/other income (expense)	312	296	541	571

Net non-operating expense	(13,553)	(13,363)	(26,792)	(26,757)

Income Before Cumulative Effect of Change in Accounting Principle	(1,022)	468	3,623	2,337
Cumulative Effect of Change in Accounting Principle	—	—	(49)	—

Net Income(Loss)	($1,022)	$468	$3,574	$2,337

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,574	$2,337
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	49	—
Depreciation, amortization and accretion	8,478	8,019
Decrease in accounts receivable	224	924
Increase in inventories and fuel reserves	(134)	(1,375)
Increase in deposits and prepaids	(901)	(1,158)
Decrease in accounts payable, accrued liabilities and accrued interest	(208)	(3,259)

Net cash provided by operating activities	11,082	5,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(32)	(40)
(Increase) decrease in investment held by trustee	(2,766)	401

Net cash (used in) provided by investing activities	(2,798)	361

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease obligation – railcars	(187)	(175)
Repayments under letter of credit agreement	(702)	—
Payment of First Mortgage Bonds	(7,283)	(5,730)

Net cash used in financing activities	(8,172)	(5,905)

CHANGE IN CASH AND CASH EQUIVALENTS	112	(56)
CASH and CASH EQUIVALENTS, beginning of year	290	332

CASH and CASH EQUIVALENTS, end of period	$402	$276

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of June 30, 2003
(Unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION:

Indiantown Cogeneration, L.P. (the “Partnership”) is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, own and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the “Facility”) located on an approximately 240-acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company (“FPL”) and supplies steam to Louis Dreyfus Citrus, Inc. (“LDC”), successor to Caulkins Indiantown Citrus Co.

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

2.     RELATIONSHIP WITH PG&E CORPORATION AND PG&E NATIONAL ENERGY GROUP, INC:

The Partnership is managed by PG&E National Energy Group Company (“NEG”), pursuant to a Management Services Agreement (the “MSA”). The Facility is operated by PG&E Operating Services Company (“PG&E OSC”), pursuant to an Operation and Maintenance Agreement (the “O&M Agreement”). NEG and PG&E OSC are general partnerships indirectly wholly owned by NEG, Inc., an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEG, Inc. and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEG Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Additionally, on July 8, 2003, NEG, Inc. filed its plan of reorganization (the “NEG Plan”). The NEG Plan anticipates that PG&E Corporation will have no equity interest in NEG, Inc. or any of its subsidiaries after the NEG Plan is confirmed by the Bankruptcy Court and implemented. On July 7, 2003, the officers of PG&E Corporation who were serving on the Board of Directors of NEG, Inc. resigned their positions. On July 7 and July 8, 2003, the NEG Board elected replacement directors who are not affiliated with PG&E Corporation. While continuing to maintain legal ownership, effective with this change in control of the Board and the NEG Bankruptcy, PG&E Corporation no longer retains significant influence over the ongoing operations of NEG, Inc.

Neither the Partnership nor any of its NEG, Inc. affiliates, including Toyan, IPILP, NEG and PG&E OSC, are parties to the filings by NEG, Inc. or other affiliates for protection under the NEG Bankruptcy. The Partnership believes that the NEG Bankruptcy will not have a material adverse impact on its operations.

NEG, Inc. owns an indirect interest in the Partnership, and through its wholly owned subsidiaries NEG and PG&E OSC manages and operates the Project. Management believes that the Partnership or its subsidiary will not be substantively consolidated with NEG, Inc. in any bankruptcy proceeding involving NEG, Inc. The NEG Bankruptcy does not result in an event of default under the principal project contracts or the principal financing documents of the Project.

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

As previously reported on June 13, 2003, Moody’s Investors Service (“Moody’s”) announced its decision to downgrade the senior secured debt rating of Indiantown Cogeneration, L.P. (the “Partnership”) to Ba1 from Baa3. The rating action concludes the review for possible downgrade that was initiated on October 8, 2002. The rating outlook is negative. Moody’s stated that this rating action reflects the project’s weakened financial profile, particularly due to problems with operating performance, including outages during 2001 and 2002. Moody’s further stated that while Indiantown anticipates financial improvement in the next few years, prospective coverage ratios are anticipated to be in the 1.30x to 1.40x range, below the level that would be consistent with a Baa3 rating for a coal-fired project. The rating action also incorporates some uncertainty relating to the price redetermination of a coal purchase contract, and further considers that the Partnership will be required to use any excess cash to fund or repay third party obligations over the next several years relating to three letters of credit, the largest of which is used to support the project’s six-month debt reserve of approximately $29 million. The negative outlook incorporates the involvement of NEG, Inc., as operator and as a partial owner.

As previously reported on July 8, 2003, Standard and Poor’s (“S&P”) issued a press release announcing that it had lowered its corporate credit ratings on two of NEG Inc.’s subsidiaries. S&P stated these ratings actions follow the NEG Bankruptcy. S&P further stated that the rating on Indiantown Cogeneration Funding Corporation is not affected by the ratings action on NEG, Inc. because this project financing is structured as a bankruptcy-remote entity and is not 100% owned by NEG, Inc. Therefore, S&P concluded the incentive to consolidate it in a bankruptcy of NEG, Inc. is low. S&P’s rating of the Partnership’s debt remains at “BBB- with a negative outlook”.

The downgrade by Moody’s does not trigger any requirements under the Partnership’s financing documents.

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

The Partnership has a legal obligation to perform certain clean-up and security procedures. As such the Partnership has assessed the probability of when this will occur and the related cost. Upon implementation of this statement, the Partnership recorded $44,000 of property, plant and equipment to reflect the fair value of the asset retirement costs as of the date the obligation was incurred, $9,000 of accumulated depreciation through December 31, 2002 and an asset retirement obligation of $84,000. The cumulative effect of the change in accounting principle as a result of adopting this statement was a loss of $49,000.

If this statement had been adopted on January 1, 2002, the pro forma effects on earnings of the accounting change for the six months ended June 30, 2003 would not have been material.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit and disposal activities initiated after December 31, 2002. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. Both SFAS No. 146 and Interpretation No. 45 were adopted on January 1, 2003 and did not have an impact on the Partnership’s consolidated financial statements.

4.     RELATED PARTY TRANSACTIONS:

The Partnership has a Management Services Agreement with NEG for the day-to-day management and administration of the Partnership’s business relating to the Facility. The agreement commenced on September 30, 1992 and will continue through August 31, 2026. The cost of services is included in general and administrative expenses in the accompanying consolidated statements of operations. The total amount due to NEG for these services for the six months ended June 30, 2003 is $389,000, all of which is subordinated pursuant to the Disbursement Agreement.

The Partnership has an Operation and Maintenance Agreement with PG&E OSC, for the operations and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Compensation to PG&E OSC under the agreement includes an annual base fee of which a portion is subordinate to debt service and certain other costs. The base fee is included in operating and maintenance expenses in the accompanying consolidated statements of operations. The total amount due to PG&E OSC for these services for the six months ended June 30, 2003 is $904,000, of which $151,000 is subordinated pursuant to the Disbursement Agreement.

5.     LETTERS OF CREDIT:

The Partnership, pursuant to certain of the contracts, is required to post letters of credit, which, in the aggregate, had a face amount of no more than $65 million. Certain of these letters of credit had been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston. Prior to their expiration, the letters of credit were drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10.0 million and $1.7 million, respectively. The principal amount of these seven year term loans is payable in fourteen semi-annual installments with a prepayment provision of any outstanding loan amount before cash would be available for distribution to the Partners. On July 25, 2003 FPL returned to the Partnership the $1.7 million cash drawn on the letter of credit, since the obligation to maintain this security under the Power Purchase Agreement (“PPA”) has expired. The $1.7 million was deposited into the Revenue Account as required by the Disbursement Agreement. The Partnership intends to repay the FPL term loan as specified in the Disbursement Agreement.

The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris). Pursuant to the terms of the Disbursement Agreement, since the debt service reserve letter of credit will expire on November 22, 2005, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29.9 million.

The Partnership made deposits totaling $6.0 million through July 31, 2003 and expects to have the required balance fully funded by the end of the first quarter of 2005.

6.     NEW COAL PURCHASE, RAIL TRANSPORTATION AND ASH DISPOSAL AGREEMENTS:

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

On July 28, 2003 the Partnership and Massey agreed in principal to amend the Back-up Coal Agreement effective August 1, 2003. The principal change effected in the Back-up Coal Agreement is a decrease from $33.75 to $33.00 per ton in the base coal price with a market price reopener provision beginning the earlier of ninety days after the Partnership successfully negotiates a new fuel index under the PPA or October 1, 2005. Currently, the fuel index used to determine the coal cost component of the monthly energy payment from FPL under the PPA is no longer in effect. Within ninety days after the Partnership successfully negotiates a new fuel index under the PPA, the Partnership and Massey will utilize commercially reasonable best efforts to develop a coal price tied to a fuel index agreeable to both parties. The Partnership is working on satisfying the applicable conditions precedent set forth in the financing documents relating to the amendment and expects this to be completed in the third quarter of 2003.

The Partnership and CSX Transportation (“CSX”) entered into a Coal Transportation Agreement dated August 6, 2003, which CSX will deliver coal to the Facility through December 31, 2025. In addition, CSX will transport a minimum of 500 carloads of ash to an acceptable disposal firm on the CSX rail system. For additional information, see Part II, Item 5, Replacement of Coal Supplier below.

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

Operational Risks

The Partnership’s future results of operations and financial condition will be affected by the performance of equipment, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices and fuel deliveries and prices.

Actions of Florida Power & Light and Other Counterparties

The Partnership’s future results of operations and financial condition may be affected by the extent to which counterparties require additional assurances in the form of letters of credit or cash collateral and the potential future failure of the Partnership to maintain the qualifying facility status, which failure could cause a default under the Power Purchase Agreement (“PPA”).

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

The Partnership has obtained all material environmental permits and approvals required as of June 30, 2003, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Relationship with NEG, Inc.

On July 8, 2003, NEG, Inc. and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEG Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Additionally, on July 8, 2003, NEG, Inc. filed its plan of reorganization (“the NEG Plan”). The NEG Plan anticipates that PG&E Corporation will have no equity interest in NEG, Inc. or any of its subsidiaries after the NEG Plan is confirmed by the court and implemented. On July 7, 2003, the officers of PG&E Corporation who were serving on the Board of Directors of NEG, Inc. resigned their positions. On July 7 and July 8, 2003, the NEG Board elected replacement directors who are not affiliated with PG&E Corporation. While continuing to maintain legal ownership, effective with this change in control of the Board and the NEG Bankruptcy, PG&E Corporation no longer retains significant influence over the ongoing operations of NEG, Inc.

Neither the Partnership nor any of its NEG, Inc. affiliates, including Toyan, IPILP, NEG and PG&E OSC, are parties to the filings by NEG, Inc. or other affiliates for protection under the NEG Bankruptcy. The Partnership believes that the NEG Bankruptcy will not have a material adverse impact on its operations. The NEG Bankruptcy does not result in an event of default under the principal project contracts or the principal financing documents of the Project.

NEG, Inc. owns an indirect interest in the Partnership, and through its wholly owned subsidiaries NEG and PG&E OSC manages and operates the Project. Management believes that the Partnership or its subsidiary will not be substantively consolidated with NEG, Inc. in any bankruptcy proceeding involving NEG, Inc.

Results of Operations

The following table sets forth operating revenue and related data for the three and six months ended June 30, 2003 and 2002 (dollars and volumes in millions).

	For the three months ended June 30,

	2003		2002

	Factor	Dollars	Factor	Dollars

Average Capacity Billing Factor	97.06%		89.74%
Average Dispatch Rate	93.01%		86.90%

Operating Revenues:	Volume	Dollars	Volume	Dollars

Capacity and bonus		$31.3		$28.3
Electric (Kwh)	567.2	13.4	529.9	11.6
Steam (lbs)	224.6	0.1	190.4	0.1

Total operating revenues		$44.8		$40.0

	For the six months ended June 30,

	2003		2002

	Factor	Dollars	Factor	Dollars

Average Capacity Billing Factor	96.54%		89.79%
Average Dispatch Rate	87.48%		87.65%

Operating Revenues:	Volume	Dollars	Volume	Dollars

Capacity and bonus		$62.5		$56.7
Electric (Kwh)	1,157.8	27.0	1,159.3	25.5
Steam (lbs)	455.9	0.1	430.4	0.1

Total operating revenues		$89.6		$82.3

     The Average Capacity Billing Factor (“CBF”) measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability.

     The Average Dispatch Rate is the amount of electric energy produced in a given period expressed as a percentage of the total contract capability amount of potential electric energy production in that time period.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Overall Results

Net loss for the three months ended June 30, 2003, was approximately $1.0 million compared to the net income of approximately $0.5 million for the corresponding period in the prior year. The $1.5 million decrease is primarily attributable to an increase in operating and maintenance costs in 2003 of $2.1 million primarily due to increased costs for maintenance repairs and costs associated with the termination and replacement of the Coal Purchase and Transportation Agreement (see Part II, Item 5, Replacement of Coal Supplier), offset by the receipt of monthly capacity bonus payments in 2003 as compared to no receipt of bonus payments in 2002.

Operating Revenues

For the three months ended June 30, 2003, the Partnership had total operating revenues of approximately $44.8 million as compared to $40.0 million for the corresponding period in the prior year. The $4.8 million increase in operating revenue is primarily due to increased capacity bonus payments of $3.0 million due to the higher CBF, and an increase in electric energy revenue of $1.8 million resulting from the increase in the unit energy cost paid by FPL.

Cost of Sales

Costs of sales for the three months ended June 30, 2003, were approximately $29.4 million as compared to $23.6 million for the corresponding period in the prior year. The overall cost of fuel and ash increased $3.6 million resulting from the termination of the coal purchase agreement and the increase in coal transportation costs paid under the CSX tariff rail rates (see Item 5 below). There was also an increase in operating and maintenance costs in 2003 of $2.2 million primarily due to repairs for tube leaks in the main boiler, as well as repairs to the auxiliary boiler and to the pulverizers.

Non-Operating Income (Expense)

Net interest expense for the three months ended June 30, 2003 and 2002 was approximately $13.6 million and $13.4 million, respectively. June 2002 and December 2002 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.3 million. This was offset by an increase in interest expense of $0.1 million due to the conversion of the FPL Termination Fee and the LDC letters of credit into term loans and an increase of $0.4 million related to the amortization of deferred financing costs.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Overall Results

Net income for the six months ended June 30, 2003, was approximately $3.6 million compared to the net income of approximately $2.3 million for the corresponding period in the prior year. The $1.3 million increase is primarily attributable to the receipt of monthly capacity bonus payments in 2003 as compared to no receipt of bonus payments in 2002, offset by costs associated with the termination and replacement of the Coal Purchase and Transportation Agreement (see Part II, Item 5, Replacement of Coal Supplier).

Operating Revenues

For the six months ended June 30, 2003, the Partnership had total operating revenues of approximately $89.6 million as compared to $82.3 million for the corresponding period in the prior year. The $7.3 million increase in operating revenue is primarily due to increased capacity bonus payments of $5.6 million due to the higher CBF, and an increase in electric energy revenue of $1.5 million resulting from the increase in the unit energy cost paid by FPL.

Cost of Sales

Costs of sales for the six months ended June 30, 2003, were approximately $53.7 million as compared to $48.1 million for the corresponding period in the prior year. The overall cost of fuel and ash increased $3.5 million resulting from the termination of the coal purchase agreement and the increase in coal transportation costs paid under the CSX tariff rail rates (see

Item 5 below). There was also an increase in operating and maintenance costs in 2003 of $2.1 million primarily due to repairs for tube leaks in the main boiler, as well as repairs to the auxiliary boiler and to the pulverizers.

Non-Operating Income (Expense)

Net interest expense for the six months ended June 30, 2003 and 2002 was approximately $26.8 million. June 2002 and December 2002 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.5 million. This was offset by an increase in interest expense of $0.1 million due to the conversion of the FPL Termination Fee and the LDC letters of credit into term loans and an increase of $0.4 million related to the amortization of deferred financing costs.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2003 was approximately $11.1 million as compared to $5.5 million for the corresponding period in 2002. Net cash provided by operating activities represents net income, adjusted by non-cash expenses and income, which primarily consist of approximately $8.5 million of depreciation, amortization and accretion, plus the net effect of changes within the Partnership’s operating assets and liability accounts.

Net cash used in investing activities for the six months ended June 30, 2003 was approximately $2.8 million as compared to net cash provided by investing activities of $0.4 million for the six months ended June 30, 2002. Net cash used in investing activities increased due to an increase in investments held by the trustee.

Net cash used in financing activities for the six months ended June 30, 2003 was $8.1 million as compared to $5.9 million for the corresponding period in 2002. This increase is due to repayments of loans under the letter of credit agreement for $0.7 million and the increase of $1.5 million in the installment payment for the First Mortgage Bonds.

Credit Ratings

As previously reported on June 13, 2003, Moody’s Investors Service (“Moody’s”) announced its decision to downgrade the senior secured debt rating of Indiantown Cogeneration, L.P. (the “Partnership”) to Ba1 from Baa3. The rating action concludes the review for possible downgrade that was initiated on October 8, 2002. The rating outlook is negative. Moody’s stated that this rating action reflects the project’s weakened financial profile, particularly due to problems with operating performance, including outages during 2001 and 2002. Moody’s further stated that while Indiantown anticipates financial improvement in the next few years, prospective coverage ratios are anticipated to be in the 1.30x to 1.40x range, below the level that would be consistent with a Baa3 rating for a coal-fired project. The rating action also incorporates some uncertainty relating to the price redetermination of a coal purchase contract, and further considers that the Partnership will be required to use any excess cash to fund or repay third party obligations over the next several years relating to three letters of credit, the largest of which is used to support the project’s six-month debt reserve of approximately $29 million. The negative outlook incorporates the involvement of NEG, Inc., as operator and as a partial owner.

As previously reported on July 8, 2003, Standard and Poor’s (“S&P”) issued a press release announcing that it had lowered its corporate credit ratings on two of NEG Inc.’s subsidiaries. S&P stated these ratings actions follow the NEG Bankruptcy. S&P further stated that the rating on Indiantown Cogeneration Funding Corporation is not affected by the ratings action on NEG, Inc. because this project financing is structured as a bankruptcy-remote entity and is not 100% owned by NEG, Inc. Therefore, S&P concluded the incentive to consolidate it in a bankruptcy of NEG, Inc. is low. S&P’s rating of the Partnership’s debt remains at “BBB- with a negative outlook”.

The downgrade by Moody’s does not trigger any requirements under the Partnership’s financing documents.

Bonds

The Partnership’s total borrowings from inception through June 30, 2003 were $769 million. An equity loan of $139 million was repaid on December 26, 1995. As of June 30, 2003, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds.

The weighted average interest rate paid by the Partnership on its debt for the six months ended June 30, 2003 and 2002 was 9.201% and 9.202%, respectively.

Credit Agreements

The Partnership, pursuant to certain of the contracts, is required to post letters of credit, which, in the aggregate, had a face amount of no more than $65 million. Certain of these letters of credit had been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston. Prior to their expiration, the letters of credit were drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10.0 million and $1.7 million, respectively. The principal amount of these seven year term loans is payable in fourteen semi-annual installments with a prepayment provision of any outstanding loan amount before cash would be available for distribution to the Partners. On July 25, 2003 FPL returned to the Partnership the $1.7 million cash drawn on the letter of credit, since the obligation to maintain this security under the Power Purchase Agreement (“PPA”) has expired. The $1.7 million was deposited into the Revenue Account as required by the Disbursement Agreement. The Partnership intends to repay the FPL term loan as specified in the Disbursement Agreement.

The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris). Pursuant to the terms of the Disbursement Agreement, since the debt service reserve letter of credit will expire on November 22, 2005, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29.9 million. The Partnership made deposits totaling $6.0 million through July 31, 2003 and expects to have the required balance fully funded by the end of the first quarter of 2005.

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

     Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of June 30, 2003, a 10% decrease in interest rates would be immaterial to the Partnership’s consolidated financial statements.

The Partnership’s Bonds have fixed interest rates. Changes in the current market rates for the Bonds would not result in a change in interest expense due to the fixed coupon rate of the Bonds.

     Energy Commodity Price Risk

The Partnership seeks to reduce its exposure to market risk associated with energy commodities such as electric power and coal fuel through the use of long-term purchase and sale contracts. Currently, the energy price paid by FPL for the coal cost component of the energy payment is not matched to the price of base coal in the amended coal purchase agreement. A provision in the PPA allows FPL and the Partnership to meet and adjust annually the energy payment with the objective of minimizing the difference in the actual energy costs and the energy payments, if the difference is more than 4%. FPL is in the process of conducting its audit of the 2002 documentation provided by the Partnership of actual energy costs to determine if the difference is more than 4%. In addition, the fuel index used to determine the coal cost component of the monthly energy payment under the PPA is no longer in effect due to an interruption of Central Appalachian coal deliveries to the St. John’s River Power Park, which was the basis for the index. The Partnership and FPL, within one year, shall agree upon a comparable replacement index.

Significant Commitments

There have been no new significant contractual obligations or commercial commitments since December 31, 2002 other than the coal, rail and ash agreements disclosed in Part II, Item 5, Replacement of Coal Supplier below.

Critical Accounting Policies

The Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2002 Annual Report on Form 10-K.

Accounting Principles Issued But Not Yet Adopted

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest.

Until the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a variable interest entity is now referred to as the “primary beneficiary” of that entity.

FIN 46 requires disclosures of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and June 30, 2003. The consolidation requirements are applicable to the Partnership in the third quarter 2003. The Partnership is currently evaluating the impacts of Interpretation No. 46’s initial recognition, measurement, and disclosure provisions on its Consolidated Financial Statements, and is currently unable to estimate variable interest entities that will be consolidated or disclosed when FIN 46 becomes effective.

Legal Matters

The Partnership is currently not involved in any legal proceedings.

Regulations and Environmental Matters

The Partnership has obtained all material environmental permits and approvals required, as of June 30, 2003, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

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

Item 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Partnership’s disclosure controls and procedures conducted on July 16, 2003, the Partnership’s principal executive officer and principal financial officer of Indiantown Cogeneration, L.P. and Indiantown Cogeneration Funding Corporation have concluded that such controls and procedures effectively ensure that information required to be disclosed by the Partnership in reports the Partnership files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 5 OTHER INFORMATION

Replacement of Coal Supplier

The Partnership had a coal purchase agreement (the “Coal Purchase Agreement”) with Lodestar Energy, Inc. (LEI) pursuant to which LEI supplied all of the coal for the facility. On April 27, 2001, an order for relief was entered in the Involuntary Petition under Chapter 11 of the United States Bankruptcy Code with respect to LEI and its parent, Lodestar Holdings Inc. (“LHI”), in the U.S. Bankruptcy Court in Lexington, Kentucky. Since that time, LHI and LEI have been operating their business as “debtors in possession.”

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

A Back-up Coal Agreement was executed on February 5, 2003 between the Partnership and Massey Coal Sales, Inc. (“Massey”). Under the Back-up Coal Agreement, Massey provides coal under substantially similar terms to the Coal Supply Agreement should the Coal Supply Agreement with Lodestar be terminated. The base coal price is $33.75 per ton with a market price reopener provision beginning in October 2003.

On March 20, 2003, the Partnership and a bankruptcy court appointed trustee negotiated a settlement which effectively terminated the Coal Purchase Agreement as of March 31, 2003. A motion for an order approving the settlement was filed in the U.S. Bankruptcy Court on March 21, 2003. An order approving the settlement was entered by the Bankruptcy Court on April 4,

2003. At closing, the Partnership made a settlement payment to the court appointed trustee, on behalf of LEI, in the amount of $805,000 and general releases in form and substance mutually acceptable were exchanged between the Partnership and LEI. One outstanding release has not yet been exchanged regarding the Transportation Agreement and monies owed to the rail transporter, CSX from LEI. Until such a release is obtained, $195,000 will be placed into an escrow account. Once the order approving the settlement was entered, the Back-up Coal Agreement became effective retroactively to the date of termination of the Coal Purchase Agreement specified in the settlement. Upon the receipt of the release, the Transportation Agreement will revert to the Partnership. The Partnership has satisfied the applicable conditions precedent set forth in the Partnership’s financing documents relating to the entering into of this settlement.

The Partnership and CSX have had discussions related to the Transportation Agreement and CSX has taken a position that approximately $1.1 million in pre-petition and gap debt owed to CSX from LEI must be paid by the Partnership before the Transportation Agreement can be implemented. The Partnership and CSX entered into a Coal Transportation Agreement dated August 6, 2003, which CSX will deliver coal to the Facility through December 31, 2025 at the system car rate of $23.09, which is approximately 30% less than the current tariff rates for delivered coal. This system car rate is adjusted quarterly using the same index that adjusts the remaining costs component of the energy payment from FPL. CSX will also transport a minimum of 500 carloads of ash to an acceptable disposal firm on the CSX rail system. In addition, CSX will rebate the Partnership the difference between the tariff rates and system car rates for all coal shipments for the period from April 1, 2003 through the effective date of the Coal Transportation Agreement, less the $1.1 million in pre-petition and gap debt owed to CSX from LEI. Upon payment of the rebate, CSX will assign to the Partnership their claim to the $1.1 million due from LEI under the Transportation Agreement. The Partnership is working on satisfying the applicable conditions precedent set forth in the financing documents relating to the Coal Transportation Agreement and expects this to be completed in the third quarter of 2003.

On July 28, 2003 the Partnership and Massey agreed in principal to amend the Back-up Coal Agreement effective August 1, 2003. The principal change effected in the Back-up Coal Agreement is a decrease from $33.75 to $33.00 per ton in the base coal price with a market price reopener provision beginning the earlier of ninety days after the Partnership successfully negotiates a new fuel index under the PPA or October 1, 2005. Currently, the fuel index used to determine the coal cost component of the monthly energy payment from FPL under the PPA is no longer in effect. Within ninety days after the Partnership successfully negotiates a new fuel index under the PPA, the Partnership and Massey will utilize commercially reasonable best efforts to develop a coal price tied to a fuel index agreeable to both parties. The Partnership is working on satisfying the applicable conditions precedent set forth in the financing documents relating to the amendment and expects this to be completed in the third quarter of 2003.

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

Exhibit
No.	Description

10.2	Coal Rail Transportation Agreement between Indiantown Cogeneration, L.P. and CSX Transportation dated August 6, 2003

31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.2	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.3	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

b) Reports on Form 8-K:

The Partnership filed a current report on Form 8-K dated June 17, 2003 announcing the decision of Moody’s Investors Service to downgrade the senior secured debt rating of Indiantown Cogeneration, L.P.

The Partnership filed a current report on Form 8-K dated July 8, 2003 announcing the Chapter 11 bankruptcy filing of PG&E National Energy Group, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

INDIANTOWN COGENERATION, L.P.
(Co-Registrant)

Date: August 13, 2003	/s/ THOMAS E. LEGRO

Thomas E. Legro
Vice President, Controller and Chief Accounting
Officer

INDIANTOWN COGENERATION FUNDING
CORPORATION
(Co-Registrant)

Date: August 13, 2003	/s/ THOMAS E. LEGRO

Thomas E. Legro
Vice President, Controller, and Chief
Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.2	Coal Rail Transportation Agreement between Indiantown Cogeneration, L.P. and CSX Transportation dated August 6, 2003

31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.2	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.3	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated August 13, 2003