Form 10-Q
period 2003-09-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2003-11-13
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 33-82034

INDIANTOWN COGENERATION, L.P.

(Exact name of co-registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1722490 (I.R.S. Employer Identification Number)

INDIANTOWN COGENERATION FUNDING CORPORATION

(Exact name of co-registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1889595 (I.R.S. Employer Identification Number)

7600 Wisconsin Avenue
Bethesda, Maryland 20814-6161

(Co-registrant’s address of principal executive offices)

(301)-280-6800

(Co-registrant’s telephone number, including area code)

Indicate by check mark whether the co-registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ] Yes     [   ] No

Indicate by check mark whether the co-registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   [   ] Yes     [ X ] No

As of November 13, 2003, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value outstanding.

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$332	$290
Restricted cash	—	1,700
Accounts receivable-trade	19,861	17,513
Inventories	1,617	741
Prepaids	1,320	928
Deposits	44	44
Investments held by trustee, including restricted funds of $43,719 and $5,569, respectively	51,376	14,913

Total current assets	74,550	36,129

INVESTMENTS HELD BY TRUSTEE, restricted funds	16,008	26,001
DEPOSITS	196	185
NET PROPERTY, PLANT & EQUIPMENT	588,595	599,925
FUEL RESERVE	4,277	3,565
DEFERRED FINANCING COSTS, net of accumulated amortization of $47,816 and $46,497, respectively	12,370	13,689

Total assets	$695,996	$679,494

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$14,521	$12,612
Accrued interest	15,080	2,322
Current portion – First Mortgage Bonds	15,676	14,566
Current portion lease payable – railcars	405	383
Current portion of term loans	10,891	1,431

Total current liabilities	56,573	31,314

LONG TERM DEBT:
First Mortgage Bonds	409,149	417,541
Tax Exempt Facility Revenue Bonds	125,010	125,010
Lease payable – railcars	2,898	3,204
Term loans	—	10,163

Total long term debt	537,057	555,918

OTHER LONG TERM LIABILITIES	90	—

Total liabilities	593,720	587,232

PARTNERS’ CAPITAL:
General Partners:
Palm Power Corporation	10,228	9,226
Indiantown Project Investment Partnership	20,404	18,406
Limited Partners:
Toyan Enterprises	30,734	27,725
Thaleia, LLC	40,910	36,905

Total partners’ capital	102,276	92,262

Total liabilities and partners’ capital	$695,996	$679,494

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
(in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues:
Electric capacity and capacity bonus revenue	$31,347	$28,325	$93,823	$84,983
Electric energy revenue	16,437	12,045	43,462	37,563
Steam revenue	61	61	192	208

Total operating revenues	47,845	40,431	137,477	122,754

Cost of Sales:
Fuel and ash	17,546	14,161	52,263	45,412
Operating and maintenance	4,345	4,466	15,774	13,784
Depreciation	3,801	3,803	11,395	11,410

Total cost of sales	25,692	22,430	79,432	70,606

Gross Profit	22,153	18,001	58,045	52,148

Other Operating Expenses:
General and administrative	885	713	2,955	2,318
Insurance and taxes	1,603	1,728	5,010	5,176

Total other operating expenses	2,488	2,441	7,965	7,494

Operating Income	19,665	15,560	50,080	44,654

Non-Operating Income (Expense):
Interest expense	(13,495)	(13,417)	(40,828)	(40,745)
Interest/other income (expense)	270	313	811	884

Net non-operating expense	(13,225)	(13,104)	(40,017)	(39,861)

Income Before Cumulative Effect of Change in Accounting Principle	6,440	2,456	10,063	4,793
Cumulative Effect of Change in Accounting Principle	—	—	(49)	—

Net Income	$6,440	$2,456	$10,014	$4,793

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,014	$4,793
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	49	—
Depreciation, amortization and accretion	12,716	12,029
(Increase) decrease in accounts receivable	(2,348)	2,508
Increase in inventories and fuel reserves	(1,588)	(2,499)
Increase in deposits and prepaids	(392)	(2,848)
Increase in accounts payable, accrued liabilities and accrued interest	14,667	9,939

Net cash provided by operating activities	33,118	23,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(36)	(38)
Increase in investment held by trustee	(24,770)	(17,946)

Net cash used in investing activities	(24,806)	(17,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease obligation – railcars	(285)	(265)
Repayments on term loans	(703)	—
Payment of First Mortgage Bonds	(7,282)	(5,730)

Net cash used in financing activities	(8,270)	(5,995)

CHANGE IN CASH AND CASH EQUIVALENTS	42	(57)
CASH and CASH EQUIVALENTS, beginning of year	290	332

CASH and CASH EQUIVALENTS, end of period	$332	$275

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of September 30, 2003
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION:

Indiantown Cogeneration, L.P. (the “Partnership”) is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, own and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the “Facility”) located on an approximately 240-acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company (“FPL”) and supplies steam to Louis Dreyfus Citrus, Inc. (“LDC”), successor to Caulkins Indiantown Citrus Co. In July, 1994, the Partnership formed a wholly owned subsidiary, Indiantown Cogeneration Funding Corporation, solely for the purpose of issuing debt securities in connection with the financing of the Facility.

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

2.	RELATIONSHIP WITH NATIONAL ENERGY & GAS TRANSMISSION, INC.:

The Partnership is managed by Power Services Company (“PSC”, formerly known as PG&E National Energy Group Company), pursuant to a Management Services Agreement (the “MSA”). The Facility is operated by U.S. Operating Services Company (“OSC”, formerly known as PG&E Operating Services Company), pursuant to an Operation and Maintenance Agreement (the “O&M Agreement”). PSC and OSC are general partnerships indirectly wholly owned by National Energy & Gas Transmission, Inc. (“NEGT”, formerly known as PG&E National Energy Group, Inc.). NEGT is an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Additionally, on July 8, 2003, NEGT filed its plan of reorganization (the “NEGT Plan”). The NEGT Plan anticipates that PG&E Corporation will have no equity interest in NEGT or any of its subsidiaries after the NEGT Plan is confirmed by the Bankruptcy Court and implemented. On July 7, 2003, the officers of PG&E Corporation who were serving on the Board of Directors of NEGT resigned their positions. On July 7 and July 8, 2003, the NEGT Board elected replacement directors who are not affiliated with PG&E Corporation. While continuing to maintain legal ownership, effective with this change in control of the Board and the NEGT Bankruptcy, PG&E Corporation no longer retains significant influence over the ongoing operations of NEGT.

Neither the Partnership nor any of its NEGT affiliated partners, including Toyan Enterprises (“Toyan”) and Indiantown Project Investment, L.P. (“IPILP”), or PSC and OSC, are parties to the filings by NEGT or other affiliates for protection under the NEGT Bankruptcy. The Partnership believes that the NEGT Bankruptcy will not have a material adverse impact on its operations.

NEGT owns an indirect interest in the Partnership, and through its wholly owned subsidiaries PSC and OSC manages and operates the Facility. Management believes that neither the Partnership nor its subsidiary will be substantively consolidated with NEGT in any bankruptcy proceeding involving NEGT. The NEGT Bankruptcy does not result in an event of default under the principal project contracts or the principal financing documents of the Facility.

As result of the sustained downturn in the power industry, NEGT and certain of its affiliates have experienced a financial downturn which caused the major credit rating agencies to downgrade NEGT and certain of its affiliates’ credit ratings to below investment grade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership.

As previously reported on June 13, 2003, Moody’s Investors Service (“Moody’s”) announced its decision to downgrade the senior secured debt rating of the Partnership to Ba1 from Baa3. The rating action concludes the review for possible downgrade that was initiated on October 8, 2002. The rating outlook is negative. Moody’s stated that this rating action reflects the project’s weakened financial profile, particularly due to problems with operating performance, including outages during 2001 and 2002. Moody’s further stated that while Indiantown anticipates financial improvement in the next few years, prospective coverage ratios are anticipated to be in the 1.30x to 1.40x range, below the level that would be consistent with a Baa3 rating for a coal-fired project. The rating action also incorporates some uncertainty relating to the price redetermination of a coal purchase contract, and further considers that the Partnership will be required to use any excess cash to fund or repay third party obligations over the next several years relating to three letters of credit, the largest of which is used to support the project’s six-month debt reserve of approximately $29 million. The negative outlook incorporates the involvement of NEGT, as operator and as a partial owner.

As previously reported on July 8, 2003, Standard and Poor’s (“S&P”) issued a press release announcing that it had lowered its corporate credit ratings on two of NEGT’s subsidiaries. S&P stated these ratings actions follow the NEGT Bankruptcy. S&P further stated that the rating on Indiantown Cogeneration Funding Corporation is not affected by the ratings action on NEGT because this project financing is structured as a bankruptcy-remote entity and is not 100% owned by NEGT. Therefore, S&P concluded that the incentive to consolidate it in a bankruptcy of NEGT is low. S&P’s rating of the Partnership’s debt remains at “BBB– with a negative outlook”.

The downgrade by Moody’s does not trigger any requirements under the Partnership’s financing documents.

3.	SIGNIFICANT ACCOUNTING POLICIES:

Except as disclosed herein, the Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2002 Annual Report on Form 10-K.

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

If this statement had been adopted on January 1, 2002, the pro forma effects on earnings of the accounting change for the nine months ended September 30, 2002 would not have been material.

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

Accounting Principles Issued But Not Yet Adopted

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and September 30, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003 were originally effective July 1, 2003. However, due to implementation issues, the FASB deferred implementation until fourth quarter 2003. The Partnership is currently evaluating the impacts of Interpretation No. 46’s initial recognition, measurement, and disclosure provisions and does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

4.	RELATED PARTY TRANSACTIONS:

The Partnership has an MSA with PSC for the day-to-day management and administration of the Partnership’s business relating to the Facility. The agreement commenced on September 30, 1992, was amended and restated on November 1, 1994 and will continue through October 31, 2028. The cost of services is included in general and administrative expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for the nine months ended September 30, 2003 is $583,000.

The Partnership has an O&M Agreement with OSC for the operation and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Compensation to OSC under the agreement includes an annual base fee of which a portion is subordinate to debt service and certain other costs. The base fee is included in operating and maintenance expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for the nine months ended September 30, 2003 is $1,720,000.

5.	LETTERS OF CREDIT:

The Partnership, pursuant to certain of the financing agreements, the Power Purchase Agreement (“PPA”) and the Energy Services Agreement (“ESA”), was required to post letters of credit, which, in the aggregate, had a face amount of no more than $65 million. Certain of these letters of credit had been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston. Prior to their expiration, the letters of credit were drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10.0 million and $1.7 million, respectively. The principal amount of the resulting seven year term loans is payable in fourteen semi-annual installments with a prepayment provision of any outstanding loan amount before cash would be available for distribution to the Partnership. On July 25, 2003 FPL returned to the Partnership the $1.7 million cash drawn on the letter of credit, since the obligation to maintain this security under the PPA has expired. The $1.7 million was deposited in accordance with the terms of the Disbursement Agreement and is included in investments held by trustee in the accompanying consolidated balance sheets.

The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris). Pursuant to the terms of the Disbursement Agreement, since the debt service reserve letter of credit will expire on November 22, 2005, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29.9 million. The Partnership made deposits totaling $12.0 million through September 30, 2003.

On October 10, 2003, the Partnership closed a transaction with Credit Lyonnais New York Branch (“CL”), as agent and arranger, to replace the above referenced letters of credit. The facilities include a Debt Service Reserve Letter of Credit up to $29.9 million, which has a term of seven years; Performance Letters of Credit up to $15.0 million, which have a term of five years; and a Working Capital Revolving Facility up to $10.0 million, which has a term of three years and is presently capped at $3.0 million. The interest rate on loans made on the Working Capital Revolving Facility is the London Interbank Offered Rates (“LIBOR”) plus an applicable margin. The Partnership satisfied the applicable conditions precedent set forth in the financing documents relating to this transaction.

Under the Performance Letters of Credit, the ESA Letter of Credit for $10.0 million was issued in favor of LDC.

Letters of credit previously drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10.0 million and $1.7 million, respectively, and which converted to term loans, were repaid in full on October 14, 2003. Subordinated fees and interest under the MSA and the O&M

Agreement totaling $1.2 million and $2.3 million, respectively, were also paid on October 14, 2003.

The Debt Service Reserve Letter of Credit, which was issued for the full $29.9 million, replaces one that was due to expire on November 22, 2005. Deposits previously made by the Partnership into the Debt Service Reserve Account totaling $12.0 million as of September 30, 2003 were returned to the Revenue Account as a result of the replacement Debt Service Reserve Letter of Credit and were used for the payment of the subordinated fees and interest and the repayment of the letter of credit term loans.

6.	NEW COAL PURCHASE, RAIL TRANSPORTATION AND ASH DISPOSAL AGREEMENTS:

A Coal Purchase and Sales Agreement was executed on February 5, 2003 between the Partnership and Massey Coal Sales, Inc. (“Massey”) and became effective on April 1, 2003. Under the Coal Purchase and Sales Agreement, Massey provides coal under substantially similar terms to the Coal Supply Agreement which the Partnership had with Lodestar Energy, Inc. (“LEI”) prior to the termination of the agreement on March 31, 2003. The base coal price was $33.75 per ton with a market price reopener provision beginning in October 2003.

The First Amendment (the “Amendment”) to the Coal Purchase and Sales Agreement between Massey and the Partnership was entered into on August 21, 2003, with an effective date of August 1, 2003. The principal change effected in the Coal Purchase and Sales Agreement is a decrease from $33.75 to $33.00 per ton in the base coal price with a market price reopener provision beginning the earlier of ninety days after the Partnership successfully negotiates a new fuel index under the PPA or October 1, 2005. Currently, the fuel index used to determine the coal cost component of the monthly energy payment from FPL under the PPA is no longer in effect. Beginning July 1, 2003 FPL has reimbursed the Partnership for the coal cost component of the monthly energy payment using the same rate in effect for the quarter ended June 30, 2003. Within ninety days after the Partnership successfully negotiates a new fuel index under the PPA, the Partnership and Massey will utilize commercially reasonable best efforts to develop a coal price tied to a fuel index agreeable to both parties. The Partnership satisfied the applicable conditions precedent set forth in the financing documents relating to the Amendment.

The Partnership and CSX Transportation (“CSX”) entered into a Coal Transportation Agreement dated August 6, 2003, under which CSX will deliver coal to the Facility through December 31, 2025. In addition, CSX will transport a minimum of 500 carloads of ash to an acceptable disposal firm on the CSX rail system. For additional information, see Part II, Item 5, Replacement of Coal Supplier below.

7.	CONCENTRATIONS OF CREDIT RISK:

Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations (accounts receivable). The Partnership’s credit risk is primarily concentrated with FPL, which provides more than 99% of the Partnership revenues and is considered to be of investment grade.

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

Operational Risks

The Partnership’s future results of operations and financial condition may be affected by the performance of equipment, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices and fuel deliveries and prices.

Actions of Florida Power & Light and Other Counterparties

The Partnership’s future results of operations and financial condition may be affected by the extent to which counterparties require additional assurances in the form of letters of credit or cash collateral and the potential future failure of the Partnership to maintain qualifying facility status, which failure could cause a default under the Power Purchase Agreement (“PPA”).

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

Overview

The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. Revenues are derived primarily from capacity and bonus payments, measured by the Capacity Billing Factor (“CBF”), and sales of electricity. The Facility is dispatched for electric energy by FPL on an economic basis. In the 2003 agreement year the Facility is entitled to four weeks of outages to perform scheduled maintenance. Differences in the timing and scope of scheduled maintenance can have a significant impact on revenues and operational costs.

The Partnership replaced its fuel supplier effective April 1, 2003. Please see Part II, Item 5, Other Information, for a description of the Partnership’s actions with respect to the replacement of the coal supplier.

The Partnership has obtained all material environmental permits and approvals required as of September 30, 2003, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Relationship with National Energy & Gas Transmission, Inc. (“NEGT”, formerly PG&E National Energy Group, Inc.)

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Additionally, on July 8, 2003, NEGT filed its plan of reorganization (“the NEGT Plan”). The NEGT Plan anticipates that PG&E Corporation will have no equity interest in NEGT or any of its subsidiaries after the NEGT Plan is confirmed by the court and implemented. On July 7, 2003, the officers of PG&E Corporation who were serving on the Board of Directors of NEGT resigned their positions. On July 7 and July 8, 2003, the NEGT Board elected replacement directors who are not affiliated with PG&E Corporation. While continuing to maintain legal ownership, effective with this change in control of the Board and the NEGT Bankruptcy, PG&E Corporation no longer retains significant influence over the ongoing operations of NEGT.

Neither the Partnership nor any of its NEGT affiliated partners, including Toyan Enterprises (“Toyan”) and Indiantown Project Investment, L.P. (“IPILP”), or Power Services Company (“PSC”, formerly known as PG&E National Energy Group Company) and U.S. Operating Services Company (“OSC”, formerly known as PG&E Operating Services Company), are parties to the filings by NEGT or other affiliates for protection under the NEGT Bankruptcy. The Partnership believes that the NEGT Bankruptcy will not have a material adverse impact on its operations. The NEGT Bankruptcy does not result in an event of default under the principal project contracts or the principal financing documents of the Facility.

NEGT owns an indirect interest in the Partnership, and through its wholly owned subsidiaries PSC and OSC manages and operates the Facility. Management believes that the Partnership or its subsidiary will not be substantively consolidated with NEGT in any bankruptcy proceeding involving NEGT.

Results of Operations

The following table sets forth operating revenue and related data for the three and nine months ended September 30, 2003 and 2002 (dollars and volumes in millions).

	For the three months ended September 30,

	2003		2002

	Factor	Dollars	Factor	Dollars

Average Capacity Billing Factor	98.14%		88.83%
Average Dispatch Rate	95.45%		90.58%

Operating Revenues:	Volume	Dollars	Volume	Dollars

Capacity and bonus		$31.3		$28.3
Electric (Kwh)	695.5	16.4	545.5	12.0
Steam (klbs)	7.5	0.1	7.2	0.1

Total operating revenues		$47.8		$40.4

	For the nine months ended September 30,

	2003		2002

	Factor	Dollars	Factor	Dollars

Average Capacity Billing Factor	97.11%		89.49%
Average Dispatch Rate	90.35%		88.56%

Operating Revenues:	Volume	Dollars	Volume	Dollars

Capacity and bonus		$93.8		$85.0
Electric (Kwh)	1,853.3	43.5	1,704.7	37.6
Steam (klbs)	463.6	0.2	438.4	0.2

Total operating revenues		$137.5		$122.8

The Average Capacity Billing Factor (“CBF”) measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability.

The Average Dispatch Rate is the amount of electric energy produced in a given period expressed as a percentage of the total contract capability amount of potential electric energy production in that time period.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Overall Results

Net income for the three months ended September 30, 2003 was approximately $6.4 million compared to net income of approximately $2.5 million for the corresponding period in the prior year. The $3.9 million increase is primarily attributable to the receipt of monthly capacity bonus payments in 2003 as compared to no receipt of bonus payments in 2002 and an increase in the energy price per mega-watt hour, offset by an increase in fuel and ash costs in 2003 of $1.1 million related to the pre-petition and gap debt owed to CSX from LEI that the Partnership paid in conjunction with the replacement of the Transportation Agreement (see Part II, Item 5, Replacement of Coal Supplier).

Operating Revenues

For the three months ended September 30, 2003, the Partnership had total operating revenues of approximately $47.8 million as compared to $40.4 million for the corresponding period in the prior year. The $7.4 million increase in operating revenue is primarily due to increased capacity bonus payments of $3.0 million due to the higher CBF, an increase in electric energy revenue of $1.8 million resulting from the increase in the unit energy cost paid by FPL and an increase in mega-watt generation due to the absence of a scheduled major outage which last occurred in 2002.

Cost of Sales

Costs of sales for the three months ended September 30, 2003 were approximately $25.7 million as compared to $22.4 million for the corresponding period in the prior year. The overall cost of fuel and ash increased $3.4 million resulting from the increase in mega-watt generation and the $1.1 million in pre-petition and gap debt owed to CSX from LEI that the Partnership paid associated with the replacement of the Transportation Agreement (see Part II, Item 5, Replacement of Coal Supplier).

Non-Operating Income (Expense)

Net interest expense for the three months ended September 30, 2003 and 2002 was approximately $13.2 million and $13.1 million, respectively. December 2002 and June 2003 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.3 million. This was offset by an increase in interest expense of $0.2 million due to the conversion of the FPL Termination Fee and the LDC letters of credit into term loans and an increase of $0.2 million related to the amortization of deferred financing costs.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Overall Results

Net income for the nine months ended September 30, 2003 was approximately $10.0 million compared to net income of approximately $4.8 million for the corresponding period in the prior year. The $5.2 million increase is primarily attributable to the receipt of monthly capacity bonus payments in 2003 as compared to no receipt of bonus payments in 2002, offset by costs in conjunction with the termination and replacement of the Coal Purchase and Transportation Agreement (see Part II, Item 5, Replacement of Coal Supplier).

Operating Revenues

For the nine months ended September 30, 2003, the Partnership had total operating revenues of approximately $137.5 million as compared to $122.8 million for the corresponding period in the prior year. The $14.7 million increase in operating revenue is primarily due to increased capacity bonus payments of $8.5 million due to the higher CBF, and an increase in electric energy revenue of $5.9 million resulting from the increase in the unit energy cost paid by FPL and an increase in mega-watt generation due to the scheduled major outage in 2002.

Cost of Sales

Costs of sales for the nine months ended September 30, 2003 were approximately $79.4 million as compared to $70.6 million for the corresponding period in the prior year. The $8.8 million increase in cost of sales is primarily due to an increase in fuel and ash costs of $6.8 million resulting from the increase in mega-watt generation due to the scheduled major outage in 2002, the $1.1 million related to pre-petition and gap debt owed to CSX from LEI that the Partnership paid in conjunction with the replacement of the Transportation Agreement, and the $0.8 million that the Partnership paid for the termination of the Lodestar Coal Purchase Agreement (see Part II, Item 5, Replacement of Coal Supplier). There was also an increase in operating and maintenance costs in 2003 of $2.0 million primarily due to repairs for tube leaks in the main boiler, a locomotive overhaul, auxiliary transformer repairs, repairs to the auxiliary boiler and boiler feed pump, and repairs to the pulverizers.

Non-Operating Income (Expense)

Net interest expense for the nine months ended September 30, 2003 and 2002 was approximately $40.0 million and $39.9 million, respectively. December 2002 and June 2003 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.8 million. This was offset by a net increase in financing expenses of $0.2 million due to the conversion of the FPL Termination Fee and the LDC letters of credit into term loans and an increase of $0.7 million related to the amortization of deferred financing costs.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2003 was approximately $33.1 million as compared to $23.9 million for the corresponding period in 2002. Net cash provided by operating activities represents net income, adjusted by non-cash expenses and income, which primarily consist of depreciation, amortization and accretion, plus the net effect of changes within the Partnership’s operating assets and liability accounts. Net income for 2003 increased by $5.2 million from 2002. Depreciation increased in 2003 by $0.7 million from 2002 and inventories and fuel reserves decreased in 2003 by $0.9 million from 2002. Accounts receivable increased in 2003 by $4.7 million from 2002 primarily for an increase in energy revenue in conjunction with an increase in mega-watt generation due to the absence of a scheduled major outage, which last occurred in 2002. Deposits decreased in 2003 by $2.5 million from 2002 due to the absence of a deposit made to General Electric in 2002 for the replacement of the stator bars in the generator. Accounts payable increased in 2003 by $4.7 million from 2002 due to the subordination of fees under the MSA and O&M Agreement and an increase in outstanding fuel invoices for coal deliveries in September 2003, which were not due for payment until October 2003.

Net cash used in investing activities for the nine months ended September 30, 2003 was approximately $24.8 million as compared to $18.0 million for the nine months ended September 30, 2002. Net cash used in investing activities increased due to an increase in investments held by the trustee.

Net cash used in financing activities for the nine months ended September 30, 2003 was $8.3 million as compared to $6.0 million for the corresponding period in 2002. This increase is due to repayments of loans under the letter of credit agreement for $0.7 million and the increase of $1.5 million in the installment payment for the First Mortgage Bonds.

Credit Ratings

As previously reported on June 13, 2003, Moody’s Investors Service (“Moody’s”) announced its decision to downgrade the senior secured debt rating of Indiantown Cogeneration, L.P. (the “Partnership”) to Ba1 from Baa3. The rating action concludes the review for possible downgrade that was initiated on October 8, 2002. The rating outlook is negative. Moody’s stated that this rating action reflects the project’s weakened financial profile, particularly due to problems with operating performance, including outages during 2001 and 2002. Moody’s further stated that while the Partnership anticipates financial improvement in the next few years, prospective coverage ratios are anticipated to be in the 1.30x to 1.40x range, below the level that would be consistent with a Baa3 rating for a coal-fired project. The rating action also incorporates some uncertainty relating to the price redetermination of a coal purchase contract, and further considers that the Partnership will be required to use any excess cash to fund or repay third party obligations over the next several years relating to three letters of credit, the largest of which is used to support the project’s six-month debt reserve of approximately $29 million. The negative outlook incorporates the involvement of NEGT, as operator and as a partial owner.

As previously reported on July 8, 2003, Standard and Poor’s (“S&P”) issued a press release announcing that it had lowered its corporate credit ratings on two of NEGT’s subsidiaries. S&P stated these ratings actions follow the NEGT Bankruptcy. S&P further stated that the rating on Indiantown Cogeneration Funding Corporation is not affected by the ratings action on NEGT because this project financing is structured as a bankruptcy-remote entity and is not 100% owned by NEGT. Therefore, S&P concluded that the incentive to consolidate it in a bankruptcy of NEGT is low. S&P’s rating of the Partnership’s debt remains at “BBB- with a negative outlook”.

The downgrade by Moody’s does not trigger any requirements under the Partnership’s financing documents.

Bonds

The Partnership’s total borrowings from inception through September 30, 2003 were $769 million. An equity loan of $139 million was repaid on December 26, 1995. As of September 30, 2003, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bonds.

The weighted average interest rates paid by the Partnership on its debt for the nine months ended September 30, 2003 and 2002 were 9.203% and 9.202%, respectively.

Credit Agreements

The Partnership, pursuant to certain of the financing agreements, the PPA and the Energy Services Agreement (“ESA”), was required to post letters of credit, which, in the aggregate, had a face amount of no more than $65 million. Certain of these letters of credit had been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse/First Boston. Prior to their expiration, the letters of credit were drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10.0 million and $1.7 million, respectively. The principal amount of the resulting seven year term loans is payable in fourteen semi-annual installments with a prepayment provision of any outstanding loan amount before cash would be available for distribution to the Partners. On July 25, 2003 FPL returned to the Partnership the $1.7 million cash drawn on the letter of credit, since the obligation to maintain this security under the PPA had expired. The $1.7 million was deposited in accordance with the terms of the Disbursement Agreement.

The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris). Pursuant to the terms of the Disbursement Agreement, since the debt service reserve letter of credit will expire on November 22, 2005, available cash flows are required to be deposited on a monthly basis beginning on May 22, 2002 into the Debt Service Reserve Account or the Tax Exempt Debt Service Reserve Account, as the case may be, until the required Debt Service Reserve Account Maximum Balance is achieved, which is $29.9 million. The Partnership made deposits totaling $12.0 million through September 30, 2003.

On October 10, 2003, the Partnership closed a transaction with Credit Lyonnais New York Branch (“CL”), as agent and arranger, to replace the above referenced letters of credit. The facilities include a Debt Service Reserve Letter of Credit up to $29.9 million, which has a term of seven years; Performance Letters of Credit up to $15.0 million, which have a term of five years; and a Working Capital Revolving Facility up to $10.0 million, which has a term of three years and is presently capped at $3.0 million. The interest rate on loans made on the Working Capital Revolving Credit is the London Interbank Offered Rates (“LIBOR”) plus an applicable margin. The Partnership satisfied the applicable conditions precedent set forth in the financing documents relating to this transaction.

Under the Performance Letters of Credit, the ESA Letter of Credit for $10.0 million was issued in favor of LDC.

Letters of credit previously drawn by LDC on November 14, 2002 and by FPL on December 16, 2002 for $10.0 million and $1.7 million, respectively, and which converted to term loans, were paid in full at closing. Subordinated fees and interest under the MSA and the O&M Agreement totaling $1.2 million and $2.3 million, respectively, were also paid at closing.

The Debt Service Letter of Credit, which was issued for the full $29.9 million, replaces one that was due to expire on November 22, 2005. Deposits previously made by the Partnership into the Debt Service Reserve Account totaling $12.0 million as of September 30, 2003 were returned to the Revenue Account as a result of the replacement Debt Service Reserve Letter of Credit and were used for the payment of the subordinated fees and interest and the repayment of the letter of credit term loans.

The Partnership believes that it will have adequate cash flows from operations in 2003 to timely fund future working capital, capital expenditures and major maintenance requirements and to cover debt repayment obligations.

Market Risk

Market risk is the risk that changes in market conditions will adversely affect earnings or cash flow. The Partnership categorizes its market risks as interest rate risk and energy commodity price risk. Immediately below are detailed descriptions of the market risks and explanations as to how each of these risks is managed.

     Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of September 30, 2003, a 10% decrease in interest rates would be immaterial to the Partnership’s consolidated financial statements.

The Partnership’s Bonds have fixed interest rates. Changes in the current market rates for the Bonds would not result in a change in interest expense due to the fixed coupon rate of the Bonds.

     Energy Commodity Price Risk

The Partnership seeks to reduce its exposure to market risk associated with energy commodities such as electric power and coal fuel through the use of long-term purchase and sale contracts. Currently, the energy price paid by FPL for the coal cost component of the energy payment is not matched to the price of base coal in the amended coal purchase agreement. A provision in the PPA allows FPL and the Partnership to meet and adjust annually the energy payment with the objective of minimizing the difference in the actual energy costs and the energy payments, if the difference is more than 4%. FPL completed its audit of the 2002 documentation provided by the Partnership of actual energy costs and determined that the difference is more than 4%. In addition, the fuel index used to determine the coal cost component of the monthly energy payment under the PPA is no longer in effect due to an interruption of Central Appalachian coal deliveries to the St. John’s River Power Park, which was the basis for the index. Beginning July 1, 2003 FPL has reimbursed the Partnership for the coal cost component of the monthly energy payment using the same rate in effect for the quarter ended June 30, 2003. The Partnership and FPL, within one year, shall agree upon a comparable replacement index. The Partnership and FPL have been in discussions to resolve both the energy price and the replacement index issues.

Significant Commitments

There have been no new significant contractual obligations or commercial commitments since December 31, 2002 other than the coal, rail and ash agreements disclosed in Part II, Item 5, Replacement of Coal Supplier below and the replacement of certain credit agreements disclosed above.

Critical Accounting Policies

The Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2002 Annual Report on Form 10-K.

Accounting Principles Issued But Not Yet Adopted

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and September 30, 2003. The consolidation requirements related to entities or arrangements existing before February 1, 2003 were originally effective July 1, 2003. However, due to implementation issues, the FASB deferred implementation until fourth quarter 2003. The Partnership is currently evaluating the impacts of Interpretation No. 46’s initial recognition, measurement, and disclosure provisions and does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

Legal Matters

The Partnership is currently not involved in any legal proceedings.

Regulations and Environmental Matters

The Partnership has obtained all material environmental permits and approvals required, as of September 30, 2003, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

Item 3	Qualitative and Quantitative Disclosures About Market Risk

The Partnership is exposed to market risk from changes in interest rates and energy commodity prices, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities. (See “Market Risk”, included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations above).

Item 4	Controls and procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Partnership’s disclosure controls and procedures as of September 30, 2003, the principal executive officer and principal financial officer of Indiantown Cogeneration, L.P. and Indiantown Cogeneration Funding Corporation have concluded that such controls and procedures effectively ensure that information required to be disclosed by the Partnership in reports the Partnership files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Changes in Internal Controls

There were no significant changes in internal controls or in factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION

Item 5	Other Information

Replacement of Coal Supplier

The Partnership had a coal purchase agreement (the “Lodestar Agreement”) with Lodestar Energy, Inc. (“LEI”) pursuant to which LEI supplied all of the coal for the facility. On April 27, 2001, an order for relief was entered in the Involuntary Petition under Chapter 11 of the United States Bankruptcy Code with respect to LEI and its parent, Lodestar Holdings Inc. (“LHI”), in the U.S. Bankruptcy Court in Lexington, Kentucky. Since that time, LHI and LEI have been operating their business as “debtors in possession.”

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

A Coal Purchase and Sales Agreement (the “Coal Purchase Agreement”) was executed on February 5, 2003 between the Partnership and Massey Coal Sales, Inc. (“Massey”). Under the Coal Purchase Agreement, Massey provides coal under substantially similar terms to the Lodestar Agreement, which the Partnership had with LEI. The base coal price was $33.75 per ton with a market price reopener provision beginning in October 2003.

On March 20, 2003, the Partnership and a bankruptcy court appointed trustee negotiated a settlement, which effectively terminated the Lodestar Agreement as of March 31, 2003. A motion for an order approving the settlement was filed in the U.S. Bankruptcy Court on March 21, 2003. An order approving the settlement was entered by the Bankruptcy Court on April 4, 2003. At closing, the Partnership made a settlement payment to the court appointed trustee, on behalf of LEI, in the amount of $805,000 and general releases in form and substance mutually acceptable were exchanged between the Partnership and LEI. One outstanding release has not yet been exchanged regarding the Transportation Agreement and monies owed to the rail transporter, CSX from LEI. Until such a release is obtained, $195,000 will be placed into an escrow account. Once the order approving the settlement was entered, the Coal Purchase Agreement became effective retroactively to the date of termination of the Lodestar Agreement specified in the settlement. Upon the receipt of the release, the Transportation Agreement will revert to the Partnership. The Partnership has satisfied the applicable conditions precedent set forth in the Partnership’s financing documents relating to the entering into of this settlement.

The Partnership and CSX entered into a Coal Transportation Agreement dated August 6, 2003, which CSX will deliver coal to the Facility through December 31, 2025 at the system car rate of $23.09, which is approximately 30% less than the current tariff rates for delivered coal. This system car rate is adjusted quarterly using the same index that adjusts the remaining costs component of the energy payment from FPL. CSX will also transport a minimum of 500 carloads of ash to an acceptable disposal firm on the CSX rail system. In addition, CSX rebated the Partnership $3.8 million in October 2003, which was the difference between the tariff rates and system car rates for all coal shipments for the period from April 1, 2003 through the effective date of the Coal Transportation Agreement, less $1.1 million in pre-petition and gap debt owed to CSX from LEI. CSX assigned to the Partnership their claim to the $1.1 million due from LEI under the Transportation Agreement. The Partnership satisfied the applicable conditions precedent set forth in the financing documents relating to the Coal Transportation Agreement.

The First Amendment (the “Amendment”) to the Coal Purchase Agreement between Massey and the Partnership was entered into on August 21, 2003, with an effective date of August 1, 2003. The principal change effected in the Coal Purchase Agreement is a decrease from $33.75 to $33.00 per ton in the base coal price with a market price reopener provision beginning the earlier of ninety days after the Partnership successfully negotiates a new fuel index under the PPA or October 1, 2005. Currently, the fuel index used to determine the coal cost component of the monthly energy payment from FPL under the PPA is no longer in effect. Within ninety days after the Partnership successfully negotiates a new fuel index under the PPA, the Partnership and Massey will utilize commercially reasonable best efforts to develop a coal price tied to a fuel index agreeable to both parties. The Partnership satisfied the applicable conditions precedent set forth in the financing documents relating to the Amendment.

Item 6	Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit
No.	Description

10	First Amendment to the Coal Purchase and Sales Agreement between Indiantown Cogeneration, L.P. and Massey Coal Sales Company, Inc. dated August 21, 2003
31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.2	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.3	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003

     b) Reports on Form 8-K:

The Partnership filed a current report on Form 8-K dated October 27, 2003 announcing the replacement of credit agreements. This report was amended by a report on Form 8-K/A filed on November 13, 2003.

The Partnership filed a current report on Form 8-K dated July 8, 2003 announcing the Chapter 11 bankruptcy filing of PG&E National Energy Group, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Indiantown Cogeneration, L.P. (Co-Registrant)

Date: November 13, 2003	/s/ THOMAS E. LEGRO
Thomas E. Legro Vice President, Controller and Chief Accounting Officer

Indiantown Cogeneration Funding Corporation (Co-Registrant)

Date: November 13, 2003	/s/ THOMAS E. LEGRO Thomas E. Legro Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10	First Amendment to the Coal Purchase and Sales Agreement between Indiantown Cogeneration, L.P. and Massey Coal Sales Company, Inc. dated August 21, 2003
31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.2	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.3	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003
32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated November 13, 2003