Form 10-Q
period 2004-06-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2004-08-12
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

7600 Wisconsin Avenue

Bethesda, Maryland 20814-6161

(Co-registrants’ address of principal executive offices)

(301)-280-6800

(Co-registrants’ telephone number, including area code)

Indicate by check mark whether the co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     [X]  Yes     [   ]  No

Indicate by check mark whether the co-registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act)     [   ]  Yes     [X]  No

As of August 12, 2004, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value, outstanding.

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
ASSETS	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,032	$1,517
Accounts receivable-trade	16,308	16,104
Inventories	898	793
Prepaids	975	1,088
Investments held by trustee, including restricted funds of $5,558 and $5,557, respectively	7,309	8,107

Total current assets	26,522	27,609

INVESTMENTS HELD BY TRUSTEE, restricted funds	12,509	16,501
DEPOSITS	273	243
NET PROPERTY, PLANT & EQUIPMENT	577,389	584,828
FUEL RESERVE	2,292	1,991
DEFERRED FINANCING COSTS, net of accumulated amortization of $49,433 and $48,353, respectively	12,983	14,063

Total assets	$631,968	$645,235

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2004	2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,530	$9,407
Accounts payable and accrued liabilities to related parties (Note 4)	1,277	1,809
Accrued interest	2,183	2,218
Current portion — First Mortgage Bonds	16,521	16,785
Current portion lease payable – railcars	427	412

Total current liabilities	26,938	30,631

LONG TERM DEBT:
First Mortgage Bonds	392,628	400,757
Tax Exempt Facility Revenue Bonds	125,010	125,010
Lease payable – railcars	2,575	2,792

Total long term debt	520,213	528,559

ASSET RETIREMENT OBLIGATION	96	92

Total liabilities	547,247	559,282

PARTNERS’ CAPITAL:
General Partners:
Palm Power Corporation	8,472	8,595
Indiantown Project Investment Partnership	16,902	17,147
Limited Partners:
Toyan Enterprises	25,459	25,829
Thaleia, LLC	33,888	34,382

Total partners’ capital	84,721	85,953

Total liabilities and partners’ capital	$631,968	$645,235

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
(in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues:
Electric capacity and capacity bonus revenue	$31,408	$31,282	$62,800	$62,476
Electric energy revenue	13,409	13,436	28,412	27,025
Steam revenue	66	62	164	131

Total operating revenues	44,883	44,780	91,376	89,632

Cost of Sales:
Fuel and ash	15,912	17,843	33,510	34,717
Operating and maintenance	6,429	7,788	10,851	11,429
Depreciation	3,819	3,797	7,615	7,594
Loss on sale of assets	—	—	7	—

Total cost of sales	26,160	29,428	51,983	53,740

Gross Profit	18,723	15,352	39,393	35,892

Other Operating Expenses:
General and administrative	772	1,015	1,441	2,070
Insurance and taxes	1,726	1,806	3,381	3,407

Total other operating expenses	2,498	2,821	4,822	5,477

Operating Income	16,225	12,531	34,571	30,415

Non-Operating Income (Expense):
Interest expense	(13,303)	(13,865)	(26,639)	(27,333)
Interest/other income	289	312	536	541

Net non-operating expense	(13,014)	(13,553)	(26,103)	(26,792)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	3,211	(1,022)	8,468	3,623
Cumulative Effect of Change in Accounting Principle	—	—	—	(49)

Net Income (Loss)	$3,211	($1,022)	$8,468	$3,574

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,468	$3,574
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	49
Depreciation, amortization and accretion	8,699	8,478
Loss on disposal of assets	7	—
(Increase) decrease in accounts receivable	(204)	224
Increase in inventories and fuel reserves	(406)	(134)
Decrease (increase) in deposits and prepaids	91	(901)
Decrease in accounts payable, accrued liabilities and accrued interest	(3,444)	(208)

Net cash provided by operating activities	13,211	11,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(200)	(32)
Proceeds from sale of assets	9	—
Decrease (increase) in investment held by trustee	4,790	(2,766)

Net cash provided by (used in) investing activities	4,599	(2,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease obligation – railcars	(202)	(187)
Repayment under letter of credit agreement	—	(702)
Payment of First Mortgage Bonds	(8,393)	(7,283)
Capital distributions	(9,700)	—

Net cash used in financing activities	(18,295)	(8,172)

CHANGE IN CASH AND CASH EQUIVALENTS	(485)	112
CASH and CASH EQUIVALENTS, beginning of year	1,517	290

CASH and CASH EQUIVALENTS, end of period	$1,032	$402

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of June 30, 2004
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION:

Indiantown Cogeneration, L.P. (the “Partnership”) is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, own and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the “Facility”) located on an approximately 240-acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company (“FPL”) under a Power Purchase Agreement (“PPA”) and supplies steam to Louis Dreyfus Citrus, Inc. (“LDC”), successor to Caulkins Indiantown Citrus Co., under an Energy Services Agreement (“ESA”). In July 1994, the Partnership formed a wholly owned subsidiary, Indiantown Cogeneration Funding Corporation, solely for the purpose of issuing debt securities in connection with the financing of the Facility.

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

This quarterly report should be read in conjunction with the Partnership’s consolidated financial statements and notes to consolidated financial statements included in its December 31, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (“POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplates that NEGT will retain and continue to operate its power generation and pipeline businesses unless they are sold (as described in the POR), separate from PG&E Corporation, and issue new debt securities and common stock.

On July 23, 2004, NEGT entered into a definitive agreement with Denali Power, LLC, a company formed by affiliates of ArcLight Capital Partners, LLC and Caithness Energy, LLC, (the “Denali Agreement”) to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect interests in the Partnership. The Denali Agreement will be subject to Bankruptcy Court approval, and contemplates a court-sanctioned auction process in accordance with customary bidding procedures approved by the Bankruptcy Court. On August 10, 2004, the Bankruptcy Court issued an order approving the bidding procedures. In the court-sanctioned auction, NEGT will seek offers that are higher or otherwise better than that which has been negotiated with Denali Power, LLC. The transaction is expected to close in the first quarter of 2005 and is subject to regulatory and third party approvals.

NEGT’s indirect ownership interest in the Partnership is included within the Denali Agreement. The Partnership cannot predict whether a sale by NEGT of its interest in the Partnership, whether pursuant to the Denali Agreement or otherwise (a “NEGT Interest Sale”), will be completed. As presently contemplated, the NEGT Interest Sale is not expected to affect the MSA and the O&M Agreement with the Partnership.

On August 4, 2004, Standard and Poor’s (“S&P”) issued a press release, which stated that the announcement by NEGT of its agreement to sell National Energy Power Company, LLC, through which NEGT holds interest in the Partnership, to Denali Power, LLC will not affect the rating on the Partnership. S&P further stated that it believes the management and operations functions will continue to be performed by PSC and OSC, respectively, after the sale is consummated. S&P’s rating on the senior secured debt of Indiantown Cogeneration Funding Corporation remains at BBB- with a credit watch negative.

3. SIGNIFICANT ACCOUNTING POLICIES:

Except as disclosed herein, the Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2003 Annual Report on Form 10-K.

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

Upon implementation of this statement, the Partnership recorded approximately $44,000 in property, plant and equipment to reflect the fair value of the asset retirement costs as of the date the obligation was incurred, approximately $9,000 of accumulated depreciation through December 31, 2002 and an asset retirement obligation of approximately $84,000. The cumulative effect of the change in accounting principle as a result of adopting this statement was a loss of approximately $49,000. The Partnership recognized accretion of $4,000 in the six month period ended June 30, 2004 and $8,000 in the year ended December 31, 2003.

4. RELATED PARTY TRANSACTIONS:

The Partnership has an MSA with PSC for the day-to-day management and administration of the Partnership’s business relating to the Facility. The agreement commenced on September 30, 1992, was amended and restated on November 1, 1994, and will continue through October 31, 2028. The cost of services is included in general and administrative expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for each of the six months ended June 30, 2004 and 2003 was $389,000.

The Partnership has an O&M Agreement with OSC for the operation and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Compensation to OSC under the agreement includes an annual base fee of which a portion is subordinate to debt service and certain other costs. The base fee is included in operating and maintenance expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for the six months ended June 30, 2004 and 2003 was $921,000 and $904,000, respectively.

5. LETTERS OF CREDIT:

As previously reported, on October 10, 2003, the Partnership closed a transaction with Calyon New York Branch (“Calyon”, formerly known as Credit Lyonnais New York Branch), as agent and arranger, to replace certain letters of credit. The facilities include a Debt Service Reserve Letter of Credit up to $29.9 million, which has a term of seven years; Performance Letters of Credit up to $15.0 million, which have a term of five years; and a Working Capital Revolving Facility up to $10.0 million, which has a term of three years and is presently capped at $3.0 million. Under the Performance Letters of Credit, the ESA Letter of Credit for $10.0 million was issued in favor of LDC.

On June 11, 2004, under the Performance Letters of Credit, a Qualifying Facility (“QF”) Letter of Credit was issued in favor of FPL for an aggregate amount of $4.0 million, which is to be increased from time to time up to $5.0 million. Amounts previously deposited into a cash reserve account of $4.0 million held in lieu of a letter of credit were released and deposited in accordance with the terms set forth in the Amended and Restated Disbursement Agreement.

6. COMMITMENTS AND CONTINGENCIES:

In 2003, a long-term interruption of the delivery of Appalachian coal to St. John’s River Power Park (“SJRPP”) meeting the criteria contained in the PPA occurred. As a result of the interruption, the PPA requires that the Partnership and FPL agree upon a comparable replacement index (the “Replacement Index”) to escalate the coal cost component of the Unit Energy Cost (“UEC”) paid by FPL to the Partnership. A Letter Agreement, dated as of July 29, 2004, was entered into by the Partnership and FPL to fulfill the mutual obligation to develop a Replacement Index. The Replacement Index, which will be used to calculate the coal cost component of the UEC beginning with the first calendar quarter of 2004, is based on the weighted-average of Appalachian coal delivered by rail to Florida utilities and municipalities. The Replacement Index will comprise data meeting the same coal specifications as the SJRPP coal data used in the original index. The Letter Agreement provides for reversion to the original index should qualified Appalachian coal deliveries resume to SJRPP in sufficient quantities as specified in the Letter Agreement.

FPL will file a letter in August, 2004 to the Florida Public Service Commission (“FPSC”) to inform the Division of Economic Regulation that, as explicitly contemplated by the terms of the PPA, the original index has been replaced with the Replacement Index and falls within the rule that states an application for approval is not required if the modification was explicitly contemplated by the terms of the contract. Although the Partnership agrees with the position of FPL that the Replacement Index does not require formal approval by the FPSC, the Partnership will file a petition for a declaratory statement from the FPSC, requesting the FPSC to confirm this position. The effectiveness of the Letter Agreement is contingent upon an order of the FPSC finding that no approval of the Letter Agreement is necessary. No adjustment has been made to electric energy revenues in 2004 relating to the Replacement Index.

The Partnership has included its coal supplier, Massey Coal Sales Company, Inc. (“Massey”), in the process to achieve a similar index, as contemplated in the First Amendment to the Coal Purchase and Sales Agreement. To date the parties have been unable to agree on pricing terms consistent with the Replacement Index. Discussions are continuing. The Partnership cannot predict whether such an agreement will be reached in the future.

7. RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of the Partnership and the notes to the accompanying consolidated financial statements included herein. Further, this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q includes forward-looking statements about the future that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions, which the Partnership believes are reasonable and on information currently available to the Partnership. Actual results could differ materially from those contemplated by the forward-looking statements. Although the Partnership believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance or achievements cannot be guaranteed. Although the Partnership is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements include:

Operational Risks

The Partnership’s future results of operations and financial condition may be affected by the performance of equipment, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices, fuel deliveries and fuel prices and any mismatch between the actual energy costs and the energy revenue reimbursement of those costs; unanticipated changes in operating expenses or capital expenditures or other maintenance activities; variations in weather and natural disasters; and the potential impacts of threatened or actual terrorism and war. Currently, coal supply and transportation demands and constraints in the eastern region of the United States have resulted in a general decline in fuel inventories at power stations, including the Facility. CSX Transportation, Inc. (“CSX”) has communicated to the Partnership that, for an unspecified period of time, CSX may not meet all expected schedules for fuel deliveries. The Partnership believes that CSX has provided similar communication to all eastern region customers. CSX has stated that it will maintain service such that the Facility will be able to maintain minimum fuel inventories and that operations at the Facility will not be impacted due to shortages of fuel. The Partnership normally maintains approximately thirty days in fuel supply on site. As of August 12, 2004, on-site fuel inventory was approximately ten days. Although the Partnership has not had to interrupt operations due to restricted fuel supplies, the Partnership cannot predict whether in the future it will suffer any interruptions of operations due to fuel supply constraints. The Partnership continues to closely monitor this situation and conducts necessary communications with CSX and Massey Coal Sales Company, Inc. (“Massey”) to address the needs of the Facility.

Actions of Florida Power & Light and Other Counterparties

The Partnership’s future results of operations and financial condition may be affected by the extent to which counterparties require additional assurances in the form of letters of credit or cash collateral and the potential future failure of the Partnership to maintain qualifying facility status, which failure could cause a default under PPA.

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

Executive Summary

During the quarter ended June 30, 2004, the Facility’s operating performance continued to be strong in a challenging business environment. The Partnership received the maximum amount for its capacity bonus payments from FPL. The electric energy payments received in the quarter ended June 30, 2004 were not sufficient to cover the Partnership’s variable costs of electric energy production, since the energy price paid by FPL for the coal cost component of the energy payment was less than the price of base coal in the amended coal purchase agreement.

The PPA provides for a quarterly indexing of the coal component of the energy price. This indexing involved the computation each quarter of the percent change in St. John’s River Power Park’s (“SJRPP”) domestic Appalachian coal purchases, contract and spot, as reported to the Florida Public Service Commission (“FPSC”). In 2003, a long-term interruption of the delivery of coal to SJRPP meeting the criteria contained in the PPA occurred. A Letter Agreement, dated as of July 29, 2004, was entered into by the Partnership and FPL to fulfill the mutual obligation to develop a comparable replacement index (the “Replacement Index”). The Replacement Index, which will be used to calculate the coal cost component of the UEC beginning with the first calendar quarter of 2004, is based on the weighted-average of Appalachian coal delivered by rail to Florida utilities and municipalities. The effectiveness of the Letter Agreement is contingent upon an order of the FPSC finding that no approval of the Letter Agreement is necessary. No adjustment has been made to electric energy revenues in 2004 relating to the Replacement Index.

The Partnership has included its coal supplier, Massey Coal Sales Company, Inc. (“Massey”), in the process to achieve a similar index, as contemplated in the First Amendment to the Coal Purchase and Sales Agreement. To date the parties have been unable to agree on pricing terms consistent with the Replacement Index. Discussions are continuing. The Partnership cannot predict whether such an agreement will be reached in the future.

In accordance with the terms of the PPA, the Partnership has scheduled the Facility for four weeks of maintenance outages during 2004, which is for the same duration experienced during 2003. Since the scope and duration of the scheduled maintenance outages for 2004 is comparable to those experienced during 2003, the Partnership expects maintenance expenses to be approximately the same in 2004 as compared to 2003.

The Partnership has obtained all material environmental permits and approvals required as of June 30, 2004, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Relationship with NEGT

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Neither the Partnership nor any of its NEGT affiliated partners, Toyan and IPILP, or PSC and OSC, are parties to the NEGT Bankruptcy. The Partnership believes that it will not be substantively consolidated with NEGT in any bankruptcy proceeding involving NEGT and the NEGT Bankruptcy does not result in an event of default under the principal project contracts or the principal financing documents of the Facility.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (“POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplates that NEGT will retain and continue to operate its power generation and pipeline businesses unless they are sold (as described in the POR), separate from PG&E Corporation, and issue new debt securities and common stock.

On July 23, 2004, NEGT entered into a definitive agreement with Denali Power, LLC, a company formed by affiliates of ArcLight Capital Partners, LLC and Caithness Energy, LLC, (the “Denali Agreement”) to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect interests in the Partnership. The Denali Agreement will be subject to Bankruptcy Court approval, and contemplates a court-sanctioned auction process in accordance with customary bidding procedures approved by the Bankruptcy Court. On August 10, 2004, the Bankruptcy Court issued an order approving the bidding procedures. In the court-sanctioned auction, NEGT will seek offers that are higher or otherwise better than that which has been negotiated with Denali Power, LLC. The transaction is expected to close in the first quarter of 2005 and is subject to regulatory and third party approvals.

NEGT’s indirect ownership interest in the Partnership is included within the Denali Agreement. The Partnership cannot predict whether a sale by NEGT of its interest in the Partnership, whether pursuant to the Denali Agreement or otherwise (a “NEGT Interest Sale”), will be completed. As presently contemplated, the NEGT Interest Sale is not expected to affect the MSA and the O&M Agreement with the Partnership.

On August 4, 2004, Standard and Poor’s (“S&P”) issued a press release, which stated that the announcement by NEGT of its agreement to sell National Energy Power Company, LLC, through which NEGT holds interest in the Partnership, to Denali Power, LLC will not affect the rating on the Partnership. S&P further stated that it believes the management and operations functions will continue to be performed by PSC and OSC, respectively, after the sale is consummated. S&P’s rating on the senior secured debt of Indiantown Cogeneration Funding Corporation remains at BBB- with a credit watch negative.

Results of Operations

The following table sets forth operating revenue and related data for the three months and six months ended June 30, 2004 and 2003 (dollars and volumes in millions).

	For the three months ended June 30,
	2004	2003
	Factor	Factor
Average Capacity Billing Factor	101.12%	97.06%
Average Dispatch Rate	89.72%	93.01%

	Volume	Dollars	Volume	Dollars
Operating Revenues:
Capacity and bonus		$31.4		$31.3
Electric (Kwh)	540.0	13.4	567.2	13.4
Steam (lbs)	264.8	0.1	224.6	0.1

Total operating revenues		$44.9		$44.8

	For the six months ended June 30,
	2004	2003
	Factor	Factor
Average Capacity Billing Factor	100.32%	96.54%
Average Dispatch Rate	88.22%	87.48%

	Volume	Dollars	Volume	Dollars
Operating Revenues:
Capacity and bonus		$62.8		$62.5
Electric (Kwh)	1,166.8	28.4	1,157.8	27.0
Steam (lbs)	528.5	0.2	455.9	0.1

Total operating revenues		$91.4		$89.6

The Average Capacity Billing Factor (“CBF”) measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability.

The Average Dispatch Rate is the amount of electric energy produced in a given period expressed as a percentage of the total contract capability amount of potential electric energy production in that time period.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Overall Results

Net income for the three months ended June 30, 2004 was approximately $3.2 million compared to the net loss of approximately $1.0 million for the corresponding period in the prior year.

Operating Revenues

For the three months ended June 30, 2004, the Partnership had total operating revenues of approximately $44.9 million as compared to $44.8 million for the corresponding period in the prior year. The $0.1 million increase in operating revenue is primarily due to increased capacity payments of $0.1 million resulting from the escalation of the fixed operation and maintenance component of the capacity payment from FPL.

Cost of Sales

Costs of sales for the three months ended June 30, 2004 were approximately $26.2 million as compared to $29.4 million for the corresponding period in the prior year. The overall cost of fuel and ash decreased $1.9 million resulting primarily from the decrease in coal transportation costs. In the three months ended June 30, 2003 the Partnership paid Lodestar Energy, Inc. $0.8 million to terminate the coal purchase agreement and paid an additional $1.6 million to CSX Transportation (“CSX”) based on the then current tariff rates for delivered coal, which were approximately 30% higher than system car rates. The tariff rates were in effect until the Partnership and CSX entered into a Coal Transportation Agreement on August 6, 2003. The difference between the tariff rates and the system car rates for all coal shipments for the period from April 1, 2003 through the effective date of the Coal Transportation Agreement was subsequently reimbursed to the Partnership in the third quarter of 2003. Offsetting are lime costs that increased by $0.4 million primarily due to an increase in usage resulting from an increase in the sulfur content of coal and reduced lime quality. Ash costs increased by $0.1 million for the three months ended June 30, 2004.

Operating and maintenance costs have decreased by $1.4 million. In the three months ended June 30, 2003 the Partnership incurred additional costs for tube leak repairs in the main boiler, as well as repairs to one auxiliary boiler and to the pulverizers.

Other Operating Expenses

Other operating expenses decreased by $0.3 million primarily due to the absence of legal and consulting costs incurred in the second quarter of 2003 associated with the termination of the Coal Purchase Agreement with Lodestar Energy, Inc. and the execution of the replacement Coal Purchase and Sales Agreement with Massey.

Non-Operating Income (Expense)

Net interest expense for the three months ended June 30, 2004 and 2003 was approximately $13.3 million and $13.9 million, respectively. June 2003 and December 2003 principal payments on Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.3 million. For the three months ended June 30, 2003, interest on letter of credit loans and subordinated debt amounted to $0.3 million.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Overall Results

Net income for the six months ended June 30, 2004 was approximately $8.5 million compared to net income of approximately $3.6 million for the corresponding period in the prior year.

Operating Revenues

For the six months ended June 30, 2004, the Partnership had total operating revenues of approximately $91.4 million as compared to $89.6 million for the corresponding period in the prior year. The $1.7 million increase in operating revenues is primarily due to an increase in energy revenues of $1.4 million resulting from the escalations in the quarterly unit energy costs in 2004 and due to an increase in capacity payments of $0.3 million resulting from the escalation of the fixed operation and maintenance component of the capacity payment from FPL in 2004.

Cost of Sales

Costs of sales for the six months ended June 30, 2004 were approximately $52.0 million as compared to $53.7 million for the corresponding period in the prior year. The overall cost of fuel and ash decreased $1.2 million resulting primarily from the decrease in coal transportation costs. In the three months ended June 30, 2003 the Partnership paid Lodestar Energy, Inc. $0.8 million to terminate the coal purchase agreement and paid an additional $1.6 million to CSX Transportation (“CSX”) based on the then current tariff rates for delivered coal, which were approximately 30% higher than system car rates. The tariff rates were in effect until the Partnership and CSX entered into a Coal Transportation Agreement on August 6, 2003. The difference between the tariff rates and the system car rates for all coal shipments for the period from April 1, 2003 through the effective date of the Coal Transportation Agreement was subsequently reimbursed to the Partnership in the third quarter of 2003. The cost of natural gas used to stabilize the plant when responding to dispatch requests from FPL decreased in 2004 by $0.3 million due to a decrease in gas utilized compared to the same period in 2003. Offsetting are lime costs that increased by a total of $0.9 million primarily due to a temporary interruption of deliveries in March 2004 from the supplier, Chemical Lime, caused by the shut-down of their processing facility for a two-week maintenance outage. This resulted in a higher transportation price paid by the Partnership for replacement lime. Also, an increase in lime usage resulted from an increase in the sulfur content of coal reduced lime quality. Ash disposal costs increased by $0.6 million due to an alternate method of pugging, which is a process of adding water to the ash to make it transportable by truck.

Operating and maintenance costs have decreased by $0.5 million. In the six months ended June 30, 2003 the Partnership incurred additional costs for tube leak repairs in the main boiler, as well as repairs to one auxiliary boiler.

Other Operating Expenses

Other operating expenses decreased by $0.7 million primarily due to the absence of legal and consulting costs incurred in the six months ended June 30, 2003 associated with the termination of the Coal Purchase Agreement with Lodestar Energy, Inc. and the execution of the replacement Coal Purchase and Sales Agreement with Massey.

Non-Operating Income (Expense)

Net interest expense for the six months ended June 30, 2004 and 2003 was approximately $26.6 million and $27.3 million, respectively. June 2003 and December 2003 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.7 million. For the six months ended June 30, 2003 interest on letter of credit loans and subordinated debt amounted to $0.5 million. This was offset by an increase in letter of credit fees for the six months ended June 30, 2004 of $0.5 million.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2004 was approximately $13.2 million as compared to $11.1 million for the corresponding period in 2003. Net cash provided by operating activities represents net income, adjusted by non-cash expenses and income, which primarily consist of depreciation, amortization and accretion, plus the net effect of changes within the Partnership’s operating assets and liability accounts. Net income for the six months ended June 30, 2004 increased by $4.9 million from the corresponding period in 2003. Depreciation, amortization and accretion increased in 2004 by $0.2 million from 2003 due to the deferred financing costs for the replacement letters of credit. Inventories and fuel reserves increased in 2004 by $0.4 million from 2003 due to the timing of coal shipments. Accounts receivable increased in 2004 by $0.2 million from 2003 primarily due to an increase in energy revenue in the first quarter of 2004 caused by an increase in unit energy cost adjustment for the fourth quarter of 2003. Deposits and prepaids decreased in 2004 by $0.1 million from 2003 and accounts payable, accrued liabilities and accrued interest decreased in 2004 by $3.4 million from 2003.

Net cash provided by investing activities for the six months ended June 30, 2004 was approximately $4.6 million as compared net cash used in investing activities of $2.8 million for the six months ended June 30, 2003. Net cash provided by investing activities increased due to a decrease in investments held by trustee.

Net cash used in financing activities for the six months ended June 30, 2004 was $18.3 million compared to $8.2 million for the corresponding period in 2003. The increase is due to a partner distribution of $9.7 million and an increase in the payment of overall debt of $0.4 million.

The Partnership believes that it will have adequate cash flows from operations in 2004 to timely fund future working capital requirements and to cover debt repayment obligations.

For 2004, the Partnership has identified possible capital improvements of approximately $0.9 million that will enhance the reliability of the facility and, if approved by the Board of Control, are funded through cash generated from operations that would otherwise be distributed to the partners. These include an oil storage building, a locomotive remote control system, evaporator structural improvements, water system upgrades and distributed controls system modifications. The Partnership has decided to defer a project to install upper aquifer wells originally budgeted in 2004 for $1.2 million while it continues to address alternate means for backup water supplies.

Credit Ratings

As previously reported, on March 19, 2004 S&P placed its BBB- rating on the debt of ICL Funding on Credit Watch with negative implications. The credit watch reflects the risk of a downgrade if the PPA negotiations with FPL regarding a new energy payment index are not resolved to mitigate the current mismatch between energy revenues and fuel expenses.

On August 4, 2004, S&P issued a press release, which stated that the announcement by NEGT of its agreement to sell National Energy Power Company, LLC, through which NEGT holds interest in the Partnership, to Denali Power, LLC will not affect the rating on the Partnership. S&P’s rating on the senior secured debt of Indiantown Cogeneration Funding Corporation remains at BBB- with a credit watch negative.

Bonds

The Partnership’s total borrowings from inception through June 30, 2004 were $769 million. An equity loan of $139 million was repaid on December 26, 1995. As of March 31, 2004, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bonds.

The weighted average interest rates paid by the Partnership on its debt for the six months ended June 30, 2004 and 2003 were 9.198% and 9.201%, respectively.

Credit Agreements

As previously reported, on October 10, 2003, the Partnership closed a transaction with Calyon New York Branch (“Calyon”, formerly known as Credit Lyonnais New York Branch), as agent and arranger, to replace certain letters of credit. The facilities include a Debt Service Reserve Letter of Credit up to $29.9 million, which has a term of seven years; Performance Letters of Credit up to $15.0 million, which have a term of five years; and a Working Capital Revolving Facility up to $10.0 million, which has a term of three years and is presently capped at $3.0 million. Under the Performance Letters of Credit, the ESA Letter of Credit for $10.0 million was issued in favor of LDC.

On June 11, 2004, under the Performance Letters of Credit, a Qualifying Facility (“QF”) Letter of Credit was issued in favor of FPL for an aggregate amount of $4.0 million, which is to be increased from time to time up to $5.0 million. Amounts previously deposited into a cash reserve account of $4.0 million held in lieu of a letter of credit were released and deposited in accordance with the terms set forth in the Amended and Restated Disbursement Agreement.

Under the provisions of the financing documents above, since the Partnership had not successfully executed a Replacement Index with FPL and a similar price index with Massey by January 31, 2004, cash normally available to be distributed to the Partners was restricted. The Partnership and Calyon entered into a Temporary Waiver and Agreement (the “Agreement”) dated as of June 14, 2004. Under the Agreement, Calyon, with the consent of the required banks under the letters of credit, agreed to waive the banks’ rights and remedies under the Amended and Restated Disbursement Agreement and the letter of credit agreements, including the right to deliver notice that would require the Partnership to begin cash collateralizing the letters of credit, during the period from June 14, 2004 and ending on December 1, 2004.

Significant Contractual Payment Obligations

Since December 31, 2003 the Partnership has not committed to any new significant contractual payment obligations of the types described under the caption “Liquidity and Capital Resources” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Critical Accounting Policies

There have been no changes to the Partnership’s critical accounting policies since December 31, 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Partnership’s December 31, 2003 Annual Report on Form 10-K for further discussion.

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

The consolidation requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. There were no new VIE’s created by the Partnership between February 1, 2003 and March 31, 2004. The Partnership is a non-public entity as defined by the interpretation. As a non-public entity, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005. The Partnership has not identified any arrangements with other potential VIE’s. The Partnership will continue to evaluate its arrangements for potential FIN 46R application effective January 1, 2005. The Partnership does not expect that implementation of this interpretation will have a significant impact it’s consolidated financial statements.

Legal Matters

From time to time the Partnership may, in the ordinary course of its business, become a party in various legal proceedings or may become subject to potential claims. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations. See Part I, Item 3 of the Partnership’s December 31, 2003 Annual Report on Form 10-K for further discussion of significant pending litigation.

Regulations and Environmental Matters

The Partnership has obtained all material environmental permits and approvals required, as of June 30, 2004, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

On February 23, 2004 the Partnership timely submitted to the Florida Department of Environmental Protection (“FDEP”) a renewal application for the Facility’s Title V operating permit (the “Title V Permit”), which is due to expire on October 11, 2004. On July 16, 2004 the FDEP issued a draft report of the Title V Permit to the Partnership for comments. On July 30, 2004 the Partnership sent a petition to the FDEP asking for an extension on the public notification requirement in order to give time to discuss with the FDEP the contents of the compliance assurance program in the Title V Permit.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Partnership’s December 31, 2003 Annual Report on Form 10-K. The Partnership’s exposures to market risk have not changed materially since December 31, 2003.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures of the Partnership and Indiantown Cogeneration Funding Corporation (“ICL Funding”) as of June 30, 2004 has been conducted under the supervision and with the participation of the principal executive officer and principal financial officer of both the Partnership and ICL Funding. Based on that evaluation, such officers have concluded that, as of such date, the disclosure controls and procedures of the Partnership and ICL Funding are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information that is required to be included in the Partnership’s and ICL Funding’s periodic filings under the Securities Exchange Act of 1934, as amended. During the quarter ended June 30, 2004, no changes occurred in the Partnership’s or ICL Funding’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s or ICL Funding’s internal control over financial reporting. (See Item 5 “Other Information”, for newly appointed directors and executive officers of ICL Funding and the Partnership.)

PART II
OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

On July 1, 2004, the Partnership, as the sole shareholder of ICL Funding, executed an action by written consent electing Thomas J. Bonner and William H. Runge, III to the Board of Directors of ICL Funding. All other directorships remain the same as previously disclosed in the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Item 5 Other Information

Directors and Executive Officers

On July 1, 2004, Thomas J. Bonner was also elected as a Vice President of ICL Funding and J. Tracy Mey was removed as Assistant Controller of ICL Funding and elected as Controller and Chief Accounting Officer of both ICL Funding and the Partnership.

Effective July 1, 2004, Thomas E. Legro resigned from his positions as Vice President, Controller and Chief Accounting Officer of ICL Funding and Vice President, Controller and Principal Accounting Officer of the Partnership. The following tables set forth the names and positions of newly appointed directors and executive officers.

     Indiantown Cogeneration Funding Corporation:

Name	Position
William H. Runge, III	Director
Thomas J. Bonner	Director and Vice President
J. Tracy Mey	Controller and Chief Accounting Officer

     Indiantown Cogeneration, L.P.:

Name	Position
J. Tracy Mey	Controller and Chief Accounting Officer

William H. Runge, III is Associate Chief Restructuring Officer and Chief Financial Officer of NEGT, an affiliate of the Partnership, and has been associated with NEGT since October 2002. Mr. Runge is also a managing director with Alvarez & Marsal, LLC, a global professional services firm specializing in business diagnostics, business plan development and financial strategies for corporate turnarounds and restructuring. Prior to joining Alvarez & Marsal, LLC, Mr. Runge was a partner with a Big Five public accounting firm and a chief financial officer and chief operating officer in private industry. Mr. Runge was elected Director of ICL Funding on July 1, 2004.

Thomas J. Bonner is Vice President – Asset Management for Cogentrix and has been with Cogentrix since 1987. Prior to joining Cogentrix, Mr. Bonner spent 5 years as a utility manager in an integrated fiber and chemical production facility. Mr. Bonner holds a B.S. from the U.S. Naval Academy, and an M.B.A. from Old Dominion University. Mr. Bonner was elected Director and Vice President of ICL Funding on July 1, 2004 and is also a member of the Board of Control of the Partnership.

J. Tracy Mey is Controller and Chief Accounting Officer of Power Services Company, an affiliate of the Partnership, and has been with Power Services Company since it was formed in 1989. Prior to joining Power Services Company, Mr. Mey held positions with a Fortune 500 International engineering & manufacturing firm and with the public accounting firm of Arthur Andersen & Company. Mr. Mey was elected Controller and Chief Accounting Officer of both ICL Funding and the Partnership on July 1, 2004. Prior to July 1, 2004, Mr. Mey served as Assistant Controller of ICL Funding.

Audit Committee

The Board of Directors of the ICL Funding performs the functions and responsibilities of an audit committee of the Partnership and ICL Funding. The Board of Directors has determined that one of its members, William H. Runge, III, is an audit committee financial expert as defined in Item 401(h) of the Securities and Exchange Commission’s Regulation S-K, and has also determined that Mr. Runge is not “independent” within the meaning of such provision because he is an executive officer of NEGT. The Partnership and ICL Funding, however, are not required under the Commission’s rules implementing Section 10A(m) of the Securities Exchange Act of 1934, as amended, to have an audit committee consisting of “independent” members because they are not listed issuers within the meaning of such rules.

Item 6 Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit No.	Exhibit Description
10.1	Temporary Waiver and Agreement dated as of June 14, 2004 between the Partnership and Calyon New York Branch, as agent bank

10.2	QF Letter of Credit Agreement dated as of June 11, 2004 between the Partnership and Florida Power and Light Company

31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

     b) Reports on Form 8-K:

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Indiantown Cogeneration, L.P. (Co-Registrant)
Date: August 12, 2004	/s/ J. TRACY MEY
J. Tracy Mey
Controller and Chief Accounting Officer

Indiantown Cogeneration Funding Corporation (Co-Registrant)
Date: August 12, 2004	/s/ J. TRACY MEY
J. Tracy Mey
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Temporary Waiver and Agreement dated as of June 14, 2004 between the Partnership and Calyon New York Branch, as agent bank

10.2	QF Letter of Credit Agreement dated as of June 11, 2004 between the Partnership and Florida Power and Light Company

31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004