Form 10-Q
period 2004-09-30
INDIANTOWN COGENERATION FUNDING CORP; INDIANTOWN COGENERATION LP
filed 2004-11-10
CIK 927630, 927632

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 10, 2004, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value, outstanding.

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
ASSETS	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$908	$1,517
Accounts receivable-trade	15,934	16,104
Inventories	949	793
Prepaids	995	1,088
Investments held by trustee, including restricted funds of $22,235 and $5,557, respectively	33,325	8,107

Total current assets	52,111	27,609

INVESTMENTS HELD BY TRUSTEE, restricted funds	12,509	16,501
DEPOSITS	255	243
NET PROPERTY, PLANT & EQUIPMENT	573,642	584,828
FUEL RESERVE	1,021	1,991
DEFERRED FINANCING COSTS, net of accumulated amortization of $49,972 and $48,353, respectively	12,444	14,063

Total assets	$651,982	$645,235

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
LIABILITIES AND PARTNERS’ CAPITAL	2004	2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,174	$9,407
Accounts payable and accrued liabilities to related parties (Note 4)	1,324	1,809
Accrued interest	14,463	2,218
Current portion - First Mortgage Bonds	16,521	16,785
Current portion lease payable – railcars	435	412

Total current liabilities	40,917	30,631

LONG TERM DEBT:
First Mortgage Bonds	392,628	400,757
Tax Exempt Facility Revenue Bonds	125,010	125,010
Lease payable – railcars	2,463	2,792

Total long term debt	520,101	528,559

ASSET RETIREMENT OBLIGATION	98	92

Total liabilities	561,116	559,282

PARTNERS’ CAPITAL:
General Partners:
Palm Power Corporation	9,087	8,595
Indiantown Project Investment Partnership	18,128	17,147
Limited Partners:
Toyan Enterprises	27,305	25,829
Thaleia, LLC	36,346	34,382

Total partners’ capital	90,866	85,953

Total liabilities and partners’ capital	$651,982	$645,235

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
(in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues:
Electric capacity and capacity bonus revenue	$31,415	$31,347	$94,215	$93,823
Electric energy revenue	13,703	16,437	42,115	43,462
Steam revenue	68	61	232	192

Total operating revenues	45,186	47,845	136,562	137,477

Cost of Sales:
Fuel and ash	15,672	17,546	49,182	52,263
Operating and maintenance	4,062	4,345	14,913	15,774
Depreciation	3,800	3,801	11,415	11,395
Loss on sale of assets	—	—	7	—

Total cost of sales	23,534	25,692	75,517	79,432

Gross Profit	21,652	22,153	61,045	58,045

Other Operating Expenses:
General and administrative	912	885	2,353	2,955
Insurance and taxes	1,705	1,603	5,086	5,010

Total other operating expenses	2,617	2,488	7,439	7,965

Operating Income	19,035	19,665	53,606	50,080

Non-Operating Income (Expense):
Interest expense	(13,163)	(13,495)	(39,802)	(40,828)
Interest/other income	272	270	808	811

Net non-operating expense	(12,891)	(13,225)	(38,994)	(40,017)

Income Before Cumulative Effect of Change in Accounting Principle	6,144	6,440	14,612	10,063
Cumulative Effect of Change in Accounting Principle	—	—	—	(49)

Net Income	$6,144	$6,440	$14,612	$10,014

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,612	$10,014
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	49
Depreciation, amortization and accretion	13,041	12,716
Loss on disposal of assets	7	—
Decrease (increase) in accounts receivable	170	(2,348)
Decrease (increase) in inventories and fuel reserves	813	(1,588)
Decrease (increase) in deposits and prepaids	93	(392)
Increase in accounts payable, accrued liabilities and accrued interest	10,526	14,667

Net cash provided by operating activities	39,262	33,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(255)	(36)
Proceeds from sale of assets	9	—
Increase in investment held by trustee	(21,226)	(24,770)

Net cash used in investing activities	(21,472)	(24,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease obligation – railcars	(306)	(285)
Repayment under letter of credit agreement	—	(703)
Payment of First Mortgage Bonds	(8,393)	(7,282)
Cash distributions	(9,700)	—

Net cash used in financing activities	(18,399)	(8,270)

CHANGE IN CASH AND CASH EQUIVALENTS	(609)	42
CASH and CASH EQUIVALENTS, beginning of year	1,517	290

CASH and CASH EQUIVALENTS, end of period	$908	$332

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of September 30, 2004
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

2. RELATIONSHIP WITH NATIONAL ENERGY & GAS TRANSMISSION, INC. (“NEGT”):

The Partnership is managed by Power Services Company (“PSC”, formerly known as PG&E National Energy Group Company), pursuant to a Management Services Agreement (the “MSA”). The Facility is operated by U.S. Operating Services Company (“OSC”, formerly known as PG&E Operating Services Company), pursuant to an Operation and Maintenance Agreement (the “O&M Agreement”). PSC and OSC are general partnerships indirectly wholly owned by NEGT. Prior to October 29, 2004, NEGT was an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Neither the Partnership nor any of its NEGT affiliated partners, including Toyan Enterprises (“Toyan”) and Indiantown Project Investment, L.P. (“IPILP”), or PSC and OSC, were parties to the filings by NEGT or other affiliates for protection under the NEGT Bankruptcy. The NEGT Bankruptcy did not result in an event of default under the principal project contracts or the principal financing documents of the Facility.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (“POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplated that NEGT would retain and continue to operate its power generation and pipeline businesses unless they were sold. On October 29, 2004, the POR became effective, and NEGT emerged from bankruptcy. Pursuant to the POR, NEGT completed its separation from PG&E Corporation and will issue new debt securities and common stock to its creditors.

As previously reported in a Current Report on Form 8-K, NEGT announced on September 15, 2004, that it had entered into a definitive purchase agreement with GS Power Holdings II LLC, a wholly owned subsidiary of The Goldman Sachs Group, Inc. (the “GS Power Agreement”), to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect ownership interests in the Partnership. The GS Power Agreement resulted from a multi-round bankruptcy court-sanctioned auction bidding process in which GS Power Holdings II LLC was the winning bidder. As a result, the purchase agreement between NEGT and Denali Power, LLC previously disclosed in a Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 will ultimately be terminated prior to the consummation of the sale under the GS Power Agreement. On September 23, 2004, the Bankruptcy Court issued an order approving the GS Power Agreement. NEGT expects the transaction, which is subject to certain regulatory and third party approvals, to close in the first quarter of 2005. The Goldman Sachs Group, Inc., through its ownership of Cogentrix Energy, Inc., already owns indirect beneficial interests in the Partnership through the general partner interest of Palm Power Corporation and limited partner interest of Thaleia LLC.

NEGT’s indirect ownership interest in the general partner interest of Indiantown Project Investment, L.P. and the limited partner interest of Toyan Enterprises are included within the sale as contemplated by the GS Power Agreement (the “GS Power Sale”). As presently contemplated, the GS Power Sale, if consummated, is not expected to affect the MSA and the O&M Agreement with the Partnership.

On September 17, 2004, Moody’s Investors Service (“Moody’s”) issued a credit opinion confirming the Partnership’s senior secured debt rating at Ba1 with a stable rating outlook. In this credit opinion, Moody’s stated that the rating considers the September 15, 2004 announcement by NEGT concerning the GS Power Agreement, which includes NEGT’s indirect ownership in the Partnership.

On September 24, 2004 Standard and Poor’s (“S&P”) issued a bulletin stating that it does not expect the recent announcement by NEGT concerning the GS Power Agreement to affect the rating on the senior secured debt of Indiantown Cogeneration Funding Corporation, which is currently at BBB- with a credit watch negative. S&P also stated that it is analyzing the possible effects of the proposed ownership change on the project.

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

Upon implementation of this statement, the Partnership recorded approximately $44,000 in property, plant and equipment to reflect the fair value of the asset retirement costs as of the date the obligation was incurred, approximately $9,000 of accumulated depreciation through December 31, 2002 and an asset retirement obligation of approximately $84,000. The cumulative effect of the change in accounting principle as a result of adopting this statement was a loss of approximately $49,000. The Partnership recognized accretion of $6,000 in the nine month period ended September 30, 2004 and $8,000 in the year ended December 31, 2003.

4. RELATED PARTY TRANSACTIONS:

The Partnership has an MSA with PSC for the day-to-day management and administration of the Partnership’s business relating to the Facility. The agreement commenced on September 30, 1992, was amended and restated on November 1, 1994, and will continue through October 31, 2028. The cost of services is included in general and administrative expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for each of the nine months ended September 30, 2004 and 2003 was $583,000.

The Partnership has an O&M Agreement with OSC for the operation and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Compensation to OSC under the agreement includes an annual base fee of which a portion is subordinate to debt service and certain other costs. The base fee is included in operating and maintenance expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for the nine months ended September 30, 2004 and 2003 was $1,383,000 and $1,361,000, respectively.

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

6. COMMITMENTS AND CONTINGENCIES:

In 2003, a long-term interruption of the delivery of Appalachian coal to St. John’s River Power Park (“SJRPP”) meeting the criteria contained in the PPA occurred. As a result of the interruption, the PPA required that the Partnership and FPL agree upon a comparable replacement index (the “Replacement Index”) to escalate the coal cost component of the Unit Energy Cost (“UEC”) paid by FPL to the Partnership. A Letter Agreement, dated as of July 29, 2004, was entered into by the Partnership and FPL to fulfill the mutual obligation to develop a Replacement Index. The Replacement Index, which will be used to calculate the coal cost component of the UEC beginning with the first calendar quarter of 2004, is based on the weighted-average coal cost component of Appalachian coal delivered by rail to Florida utilities and municipalities. The Replacement Index will comprise data meeting the same coal specifications as the SJRPP coal data used in the original index. The Letter Agreement provides for reversion to the original index should qualified Appalachian coal deliveries resume to SJRPP in sufficient quantities as specified in the Letter Agreement.

FPL filed a letter in August, 2004 to the Florida Public Service Commission (“FPSC”) to inform the Division of Economic Regulation that, as explicitly contemplated by the terms of the PPA, the original index has been replaced with the Replacement Index and falls within the rule that states an application for approval is not required if the modification was explicitly contemplated by the terms of the contract. Although the Partnership agrees with the position of FPL that the Replacement Index does not require formal approval by the FPSC, the Partnership filed a petition for a declaratory statement from the FPSC, requesting the FPSC to confirm this position.

On October 7, 2004 the FPSC issued an order granting the Partnership’s petition for the declaratory statement. Specifically, the declaratory statement will confirm that formal approval of the revised fuel index is not required to assure cost recovery. The order became final after a 30-day appeal period, which expired on November 8, 2004. The effectiveness of the Letter Agreement was contingent upon this order. An adjustment of approximately $3.7 million for the period from January 1, 2004 through September 30, 2004 will be made to increase electric energy revenue in the fourth quarter of 2004 relating to the Replacement Index.

The Partnership has included its coal supplier, Massey Coal Sales Company, Inc. (“Massey”), in the process to achieve a similar index, as contemplated in the First Amendment to the Coal Purchase and Sales Agreement. Negotiations are continuing. The Partnership cannot predict whether such an agreement will be reached in the future.

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

Operational Risks

The Partnership’s future results of operations and financial condition may be affected by the performance of equipment, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices, fuel deliveries and fuel prices and any mismatch between the actual energy costs and the energy revenue reimbursement of those costs; unanticipated changes in operating expenses or capital expenditures or other maintenance activities; variations in weather and natural disasters; and the potential impacts of threatened or actual terrorism and war. Currently, coal supply and transportation demands and constraints in the eastern region of the United States have resulted in a general decline in fuel inventories at power stations, including the Facility. CSX Transportation, Inc. (“CSX”) has communicated to the Partnership that, for an unspecified period of time, CSX may not meet all expected schedules for fuel deliveries. The Partnership believes that CSX has provided similar communication to all eastern region customers. CSX has stated that it will maintain service such that the Facility will be able to maintain minimum fuel inventories and that operations at the Facility will not be impacted due to shortages of fuel. The Partnership normally maintains approximately thirty days in fuel supply on site. As of November 10, 2004, on-site fuel inventory was approximately 26 days. Although the Partnership has not had to interrupt operations due to restricted fuel supplies, the Partnership cannot predict whether in the future it will suffer any interruptions of operations due to fuel supply constraints. The Partnership continues to closely monitor this situation and conducts necessary communications with CSX and Massey Coal Sales Company, Inc. (“Massey”) to address the needs of the Facility.

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

Executive Summary

During the quarter ended September 30, 2004, the Facility was faced with adverse weather conditions that affected its operating performance. Two major hurricanes made landfall in September 2004 approximately thirty miles northeast of the Facility. The Facility sustained some damage; however, the Partnership expects that the cost for repairs will not exceed the insurance coverage deductible of $1.0 million. The Facility also experienced derates, or periods of reduced output at the Partnership’s discretion below the 330 megawatt committed capacity, during the quarter ended September 30, 2004 primarily due to the hurricanes. The derates were caused by damage to a gauge on the transformer and due to wet coal which plugged the coal feeders to the pulverizers. The derates did not have a material adverse effect on the financial statements for the quarter ended September 30, 2004. The Partnership notified FPL to claim these events as Force Majeure, which prevented the Facility from performing certain obligations under the PPA, including the obligation to make available to FPL energy and capacity and to provide specified prior notice of unit shutdowns. FPL has requested additional information from the Partnership to assist in their review to determine if FPL agrees that these incidents constitute events of Force Majeure. The Partnership is working to provide this information to FPL. FPL reduced the payment for the September 2004 billing period made on October 25, 2004 by $0.2 million for the decrease in the capacity bonus due to the reduction of the CBF related to the events described above.

The PPA provides for a quarterly indexing of the coal component of the energy price. This indexing involved the computation each quarter of the percent change in St. John’s River Power Park’s (“SJRPP”) domestic Appalachian coal purchases, contract and spot, as reported to the Florida Public Service Commission (“FPSC”). In 2003, a long-term interruption of the delivery of coal to SJRPP meeting the criteria contained in the PPA occurred. A Letter Agreement, dated as of July 29, 2004, was entered into by the Partnership and FPL to fulfill the mutual obligation to develop a comparable replacement index (the “Replacement Index”). The Replacement Index, which will be used to calculate the coal cost component of the UEC beginning with the first calendar quarter of 2004, is based on the weighted-average coal cost component of Appalachian coal delivered by rail to Florida utilities and municipalities. The effectiveness of the Letter Agreement was contingent upon an order of the FPSC finding that no approval of the Letter Agreement is necessary. This order became final after a 30-day appeal period, which expired on November 8, 2004. An adjustment of approximately $3.7 million for the period from January 1, 2004 through September 30, 2004 will be made to increase electric energy revenue in the fourth quarter of 2004 relating to the Replacement Index.

The Partnership has included its coal supplier, Massey, in the process to achieve a similar index, as contemplated in the First Amendment to the Coal Purchase and Sales Agreement. Negotiations are continuing. The Partnership cannot predict whether such an agreement will be reached in the future.

The electric energy payments received in the quarter ended September 30, 2004 were not sufficient to cover the Partnership’s variable costs of electric energy production, since the energy price paid by FPL for the coal cost component of the energy payment was less than the price of base coal in the amended coal purchase agreement. Within ninety days after the end of each agreement year, the Partnership provides FPL with a report showing the previous agreement year’s actual energy costs. The Partnership and FPL share the difference between the actual energy costs of the Partnership and the energy payments made by FPL as calculated in accordance with the terms of the PPA. In the event that the actual energy costs of the Partnership and the energy payments made by FPL differ by more than 4%, the operating representatives will annually adjust the UEC to better reflect the Partnership’s actual energy costs to minimize the difference for the subsequent agreement year.

For the 2002 agreement year, the Partnership provided to FPL in the first quarter of 2003 a report, which showed that the actual energy costs of the Partnership exceeded the energy payments made by FPL by more than 4%. However, in 2003 FPL and the Partnership were engaged in negotiating a Replacement Index, and consequently did not adjust the UEC for the 2003 agreement year. FPL and the Partnership reached agreement on a Replacement Index on July 29, 2004, providing for an adjustment of the UEC effective January 1, 2004. The Partnership notified FPL in August of 2004 that the UEC for agreement year 2003 should be adjusted pursuant to the audit results for the 2002 agreement year. Both parties are currently engaged in discussions to address this issue.

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

The Partnership has obtained all material environmental permits and approvals required as of September 30, 2004, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Relationship with National Energy & Gas Transmission, Inc. (“ NEGT”)

The Partnership is managed by Power Services Company (“PSC”, formerly known as PG&E National Energy Group Company), pursuant to a Management Services Agreement (the “MSA”). The Facility is operated by U.S. Operating Services Company (“OSC”, formerly known as PG&E Operating Services Company), pursuant to an Operation and Maintenance Agreement (the “O&M Agreement”). PSC and OSC are general partnerships indirectly wholly owned by NEGT. Prior to October 29, 2004, NEGT was an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Neither the Partnership nor any of its NEGT affiliated partners, Toyan and IPILP, or PSC and OSC, were parties to the NEGT Bankruptcy. The NEGT Bankruptcy did not result in an event of default under the principal project contracts or the principal financing documents of the Facility.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (“POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. On October 29, 2004, the POR became effective, and NEGT emerged from bankruptcy. Pursuant to the POR, NEGT completed its separation from PG&E Corporation and will issue new debt securities and common stock to its creditors.

As previously reported in a Current Report on Form 8-K, NEGT announced on September 15, 2004, that it had entered into a definitive purchase agreement with GS Power Holdings II LLC, a wholly owned subsidiary of The Goldman Sachs Group, Inc. (the “GS Power Agreement”), to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect ownership interests in the Partnership. The GS Power Agreement resulted from a multi-round bankruptcy court-sanctioned auction bidding process in which GS Power Holdings II LLC was ultimately the winning bidder. As a result, the purchase agreement between NEGT and Denali Power, LLC previously disclosed in a Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 will ultimately be terminated prior to the consummation of the sale under the GS Power Agreement. On September 23, 2004, the Bankruptcy Court issued an order approving the GS Power Agreement. NEGT expects the transaction, which is subject to certain regulatory and third party approvals, to close in the first quarter of 2005. The Goldman Sachs Group, Inc., through its ownership of Cogentrix Energy, Inc., already owns indirect beneficial interests in the Partnership through the general partner interest of Palm Power Corporation and limited partner interest of Thaleia LLC.

NEGT’s indirect ownership interest in the general partner interest of Indiantown Project Investment, L.P. and the limited partner interest of Toyan Enterprises are included within the sale as contemplated by the GS Power Agreement (the “GS Power Sale”). As presently contemplated, the GS Power Sale, if consummated, is not expected to affect the MSA and the O&M Agreement with the Partnership.

On September 17, 2004, Moody’s Investors Service (“Moody’s”) issued a credit opinion confirming the Partnership’s senior secured debt rating at Ba1 with a stable rating outlook. In this credit opinion, Moody’s stated that the rating considers the September 15, 2004 announcement by NEGT concerning the GS Power Agreement, which includes NEGT’s indirect ownership in the Partnership.

On September 24, 2004 Standard and Poor’s (“S&P”) issued a bulletin stating that it does not expect the recent announcement by NEGT concerning the GS Power Agreement to affect the rating on the senior secured debt of Indiantown Cogeneration Funding Corporation, which is currently at BBB- with a credit watch negative. S&P also stated that it is analyzing the possible effects of the proposed ownership change on the project.

Results of Operations

The following table sets forth operating revenue and related data for the three months and nine months ended September 30, 2004 and 2003 (dollars and volumes in millions).

	For the three months ended September 30,
	2004	2003
	Factor	Factor
Average Capacity Billing Factor	98.51%	98.14%
Average Dispatch Rate	76.60%	95.45%

Operating Revenues:	Volume	Dollars	Volume	Dollars
Capacity and bonus		$31.4		$31.3
Electric (Kwh)	564.2	13.7	695.5	16.4
Steam (lbs)	1.1	0.1	7.5	0.1

Total operating revenues		$45.2		$47.8

	For the nine months ended September 30,
	2004	2003
	Factor	Factor
Average Capacity Billing Factor	99.68%	97.11%
Average Dispatch Rate	84.00%	90.35%

Operating Revenues:	Volume	Dollars	Volume	Dollars
Capacity and bonus		$94.2		$93.8
Electric (Kwh)	1,729.7	42.1	1,853.3	43.5
Steam (lbs)	529.7	0.2	463.6	0.2

Total operating revenues		$136.5		$137.5

The Average Capacity Billing Factor (“CBF”) measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability.

The Average Dispatch Rate is the amount of electric energy produced in a given period expressed as a percentage of the total contract capability amount of potential electric energy production in that time period.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Overall Results

Net income for the three months ended September 30, 2004 was approximately $6.1 million compared to the net income of approximately $6.4 million for the corresponding period in the prior year.

Operating Revenues

For the three months ended September 30, 2004, the Partnership had total operating revenues of approximately $45.2 million as compared to $47.8 million for the corresponding period in the prior year. The $2.6 million decrease in operating revenue is primarily due to decreased energy payments resulting from the decrease in megawatt generation due to a superheater tube leak in July 2004, an economizer tube leak in August 2004 and the events related to the hurricanes in September 2004.

Cost of Sales

Costs of sales for the three months ended September 30, 2004 were approximately $23.5 million as compared to $25.7 million for the corresponding period in the prior year. The overall cost of fuel and ash decreased $1.9 million primarily from the decrease in fuel costs of $2.1 million resulting from a decrease in megawatt generation described above. This cost reduction is offset by an increase in lime costs of $0.2 million due to an increase in usage resulting from an increase in the sulfur content of coal and reduced lime quality.

Operating and maintenance costs have decreased by $0.3 million. In the three months ended September 30, 2003 the Partnership incurred costs to purchase evaporator compressor rotor assemblies.

Other Operating Expenses

Other operating expenses increased by $0.1 million primarily due to an increase in insurance premiums.

Non-Operating Income (Expense)

Net interest expense for the three months ended September 30, 2004 and 2003 was approximately $13.2 million and $13.5 million, respectively. December 2003 and June 2004 principal payments on Series A-9 of the first mortgage bonds decreased interest expense by $0.3 million.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Overall Results

Net income for the nine months ended September 30, 2004 was approximately $14.6 million compared to net income of approximately $10.0 million for the corresponding period in the prior year.

Operating Revenues

For the nine months ended September 30, 2004, the Partnership had total operating revenues of approximately $136.5 million as compared to $137.5 million for the corresponding period in the prior year. The $1.0 million decrease in operating revenues is due to a decrease in megawatt generation resulting in a decrease in energy revenues of $3.0 million. This is offset by an increase in energy revenues of $1.6 million resulting from the escalations in the quarterly unit energy costs in 2004 and due to an increase in capacity payments of $0.4 million resulting from the escalation of the fixed operation and maintenance component of the capacity payment from FPL in 2004.

Cost of Sales

Costs of sales for the nine months ended September 30, 2004 were approximately $75.5 million as compared to $79.4 million for the corresponding period in the prior year. The overall cost of fuel and ash decreased $3.1 million resulting primarily from the decrease in coal costs of $2.7 million as a result in a decrease in megawatt generation. In the nine months ended September 30, 2003 the Partnership paid Lodestar Energy, Inc. (“LEI”) $0.8 million to terminate the coal purchase agreement and paid an additional $1.1 million to CSX related to pre-petition and gap debt owed to CSX from LEI that the Partnership paid in conjunction with the replacement of the Transportation Agreement. Offsetting these decreases are lime costs that increased by a total of $1.0 million due to a temporary interruption of deliveries in March 2004 from the supplier, Chemical Lime, caused by the shut-down of their processing facility for a two-week maintenance outage. This resulted in a higher transportation price paid by the Partnership for replacement lime. Also, an increase in lime usage resulted from an increase in the sulfur content of coal and reduced lime quality. Ash disposal costs increased by $0.5 million due to an alternate method of pugging, which is a process of adding water to the ash to make it transportable by truck.

Operating and maintenance costs have decreased by $0.9 million. In the nine months ended September 30, 2003 the Partnership incurred additional costs for tube leak repairs in the main boiler, repairs to one auxiliary boiler and the purchase of evaporator compressor rotor assemblies.

Other Operating Expenses

Other operating expenses decreased by $0.5 million primarily due to the absence of legal and consulting costs incurred in the nine months ended September 30, 2003 associated with the termination of the Coal Purchase Agreement with Lodestar Energy, Inc. and the execution of the replacement Coal Purchase and Sales Agreement with Massey and transportation agreement with CSX.

Non-Operating Income (Expense)

Net interest expense for the nine months ended September 30, 2004 and 2003 was approximately $39.0 million and $40.0 million, respectively. December 2003 and June 2004 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $1.0 million. For the nine months ended September 30, 2003 interest expense on letter of credit loans and subordinated debt amounted to $0.5 million. This was offset by an increase in letter of credit fees for the nine months ended September 30, 2004 of $0.5 million.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2004 was approximately $39.3 million as compared to $33.1 million for the corresponding period in 2003. Net cash provided by operating activities represents net income, adjusted by non-cash expenses and income, which primarily consist of depreciation, amortization and accretion, plus the net effect of changes within the Partnership’s operating assets and liability accounts. Net income for the nine months ended September 30, 2004 increased by $4.6 million from the corresponding period in 2003. Depreciation, amortization and accretion increased in 2004 by $0.3 million from 2003 due to the deferred financing costs for the replacement letters of credit. Inventories and fuel reserves decreased in 2004 by $2.4 million from 2003 due to the timing of coal shipments. Accounts receivable decreased in 2004 by $2.5 million from 2003 primarily due to an adjustment to the energy revenue in the fourth quarter of 2002 which was not remitted by FPL until the first quarter of 2003. Deposits and prepaids decreased in 2004 by $0.4 million from 2003 and accounts payable, accrued liabilities and accrued interest decreased in 2004 by $4.1 million from 2003 primarily due to the subordinated fees accrued for PSC and OSC in 2003.

Net cash used in investing activities for the nine months ended September 30, 2004 was approximately $21.5 million as compared to $24.8 million for the corresponding period in 2003.

Net cash used in financing activities for the nine months ended September 30, 2004 was $18.4 million as compared to $8.3 million for the corresponding period in 2003. The increase is due to a partner distribution of $9.7 million in June 2004 and an increase in the payment of overall debt of $0.4 million.

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

Credit Ratings

On September 17, 2004, Moody’s issued a credit opinion confirming the Partnership’s senior secured debt rating at Ba1 with a stable rating outlook. In this credit opinion, Moody’s stated that the rating considers the September 15, 2004 announcement by NEGT concerning the GS Power Agreement, which includes NEGT’s indirect ownership in the Partnership.

On September 24, 2004 S&P issued a bulletin stating that it does not expect the recent announcement by NEGT concerning the GS Power Agreement to affect the rating on the senior secured debt of Indiantown Cogeneration Funding Corporation, which is currently at BBB- with a credit watch negative. S&P also stated that it is analyzing the possible effects of the proposed ownership change on the project.

Bonds

The Partnership’s total borrowings from inception through September 30, 2004 were $769 million. An equity loan of $139 million was repaid on December 26, 1995. As of September 30, 2004, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bonds.

The weighted average interest rates paid by the Partnership on its debt for the nine months ended September 30, 2004 and 2003 were 9.198% and 9.203%, respectively.

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

Accounting Principles Issued But Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46, as subsequently revised in December 2003 (“FIN 46R”), is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), and supersedes Emerging Issues Task Force (EITF) Issues No. 90-15 and 96-21, which prescribe accounting for lease arrangements with nonsubstantive lessors. This Interpretation clarifies the application of ARB 51 to certain entities, defined as variable interest entities (“VIE’s”), in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires that a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both.

The consolidation requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. There were no new VIE’s created by the Partnership between February 1, 2003 and September 30, 2004. The Partnership is a non-public entity as defined by the interpretation. As a non-public entity, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005. The Partnership has not identified any arrangements with other potential VIE’s. The Partnership will continue to evaluate its arrangements for potential FIN 46R application effective January 1, 2005. The Partnership does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

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

Regulations and Environmental Matters

The Partnership has obtained all material environmental permits and approvals required, as of September 30, 2004, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

On February 23, 2004 the Partnership timely submitted to the Florida Department of Environmental Protection (“FDEP”) a renewal application for the Facility’s Title V operating permit (the “Title V Permit”), which was due to expire on October 11, 2004. On July 16, 2004 the FDEP issued a draft report of the Title V Permit to the Partnership for comments. On July 30, 2004 the Partnership sent a petition to the FDEP asking for an extension on the public notification requirement in order to give time to discuss with the FDEP the contents of the compliance assurance program in the Title V Permit. On September 30, 2004 the FDEP re-issued a draft of the Title V Permit incorporating all of the changes the Partnership requested. A notice was published by the Partnership on October 4, 2004 for a 30-day period for public comment. Once this period expires, the Environmental Protection Agency will have a 45-day review period. The Partnership expects that the final Title V Permit will be issued in the fourth quarter of 2004. The existing permit remains in full effect until the final permit is issued.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures of the Partnership and Indiantown Cogeneration Funding Corporation (“ICL Funding”) as of September 30, 2004 has been conducted under the supervision and with the participation of the principal executive officer and principal financial officer of both the Partnership and ICL Funding. Based on that evaluation, such officers have concluded that, as of such date, the disclosure controls and procedures of the Partnership and ICL Funding are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information that is required to be included in the Partnership’s and ICL Funding’s periodic filings under the Securities Exchange Act of 1934, as amended. During the quarter ended September 30, 2004, no changes occurred in the Partnership’s or ICL Funding’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s or ICL Funding’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 5  Other Information

     None

Item 6  Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Indiantown Cogeneration, L.P.
(Co-registrant)

Date:November 10, 2004	/s/ J. TRACY MEY J. Tracy Mey
Controller and Principal Accounting Officer

Indiantown Cogeneration Funding Corporation
(Co-registrant)

Date: November 10, 2004	/s/ J. TRACY MEY J. Tracy Mey
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 10, 2004